Form 10-Q
period 2022-03-31
HNR Acquisition Corp.
filed 2022-05-17
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 001-39718

HNR ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Delaware	85-4359124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3730 Kirby Drive, Suite 1200
Houston, TX	77098
(Address of principal executive offices)	(Zip Code)

(713) 834.1145
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	HNRA	NYSE American LLC
Warrants, each whole warrant exercisable for three quarters of one share of common stock at an exercise price of $11.50 per whole share	HNRAW	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☒	Smaller reporting company

		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of May 16, 2022, there were 11,631,250 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

HNR ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS

HNR ACQUISITION CORP

BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash	$609,247	$38,743
Prepaid expenses	449,776	-
Deferred offering costs	-	297,233
Total current assets	1,059,023	335,976
Marketable securities held in Trust Account	87,983,293	-
Total assets	$89,042,316	$335,976

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$160,123	$136,558
Due to related party	-	88,200
Total current liabilities	160,123	224,758
Deferred underwriting fee payable	2,587,500	-
Total for non-current liabilities	2,587,500	-
Total liabilities	2,747,623	224,758

Commitments and Contingencies (Note 6)

Redeemable Common Stock
Redeemable Common Stock, $0.0001 par value; 8,625,000 shares outstanding subject to redemption at $10.20 per share	87,975,000	-

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 authorized shares, 3,006,250 and 2,875,000 shares issued and outstanding (excluding 8,625,000 and 0 shares subject to redemption) at March 31, 2022 and December 31, 2021, respectively	301	288
Additional paid-in capital	-	124,712
Accumulated deficit	(1,680,608)	(13,782)
Total stockholders’ (deficit) equity	(1,680,307)	111,218
Total liabilities and stockholders’ (deficit) equity	$89,042,316	$335,976

The accompanying notes are an integral part of these unaudited financial statements.

HNR ACQUISITION CORP

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	March 31, 2022	March 31, 2021

Expenses:
Formation and operating costs	$276,160	$357
Loss from operations	(276,160)	(357)
Other Income
Interest income on marketable securities held in Trust Account	8,293	-
Net Loss	$(267,867)	$(357)
Weighted average share outstanding, redeemable common stock - basic and diluted	4,216,667	2,500,000
Net loss per share of common stock – basic and diluted	$(0.04)	$(0.00)
Weighted average share outstanding, non-redeemable common stock - basic and diluted	2,893,486	2,500,000
Net loss per share of common stock – basic and diluted	$(0.04)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

HNR ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	Three Months Ended March 31, 2022
			Additional		Total Stockholders’
	Common Stock		Paid-In	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	2,875,000	$288	$124,712	$(13,782)	$111,218
Forfeiture of shares by Sponsor	(373,750)	(37)	37	-	-
Issuance of Private Placement Units	505,000	50	5,020,294	-	5,020,344
Fair value of public warrants	-	-	5,879,729	-	5,879,729
Offering costs allocated to public warrants	-	-	(34,529)	-	(34,529)
Remeasurement of redeemable common stock to redemption value	-	-	(10,990,243)	(1,398,959)	(12,389,202)
Net loss	-	-	-	(267,867)	(267,867)
Balance – March 31, 2022	3,006,250	$301	$-	$(1,680,608)	$(1,680,307)

	Three Months Ended March 31, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	2,875,000	$288	$24,712	$-	$25,000
Net loss	-	-	-	(357)	(357)
Balance – March 31, 2021	2,875,000	$288	$24,712	$(357)	$24,643

The accompanying notes are an integral part of these unaudited financial statements.

HNR ACQUISITION CORP

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(267,867)	$(357)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(8,293)	-
Changes in operating assets and liabilities:
Prepaid expenses	(449,776)	-
Accounts payable and accrued liabilities	42,089	-
Net cash used in operating activities	(683,847)	(357)

Cash flows from investing activities:
Marketable securities held in Trust Account	(87,975,000)	-
Net cash used in investing activities	(87,975,000)	-

Cash flows from financing activities:
Proceeds from Initial Public Offering, net of costs of capital	84,322,707	-
Proceeds from Private Placement	5,020,344	-
Payment of deferred offering costs	(25,500)	(87,750)
Proceeds received from related party	-	63,200
Repayment of advances from related party	(88,200)	-
Net cash provided by (used in) financing activities	89,229,351	(24,550)

Net increase (decrease) in cash	570,504	(24,907)
Cash at beginning of period	38,743	25,000
Cash at end of period	$609,247	$93

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs in accounts payable	$54,960	$-
Remeasurement of redemption value of redeemable Class A common stock	$12,389,202	$-
Deferred underwriting fee payable	$2,587,500	$-

The accompanying notes are an integral part of these unaudited financial statements.

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 9, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”) described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its year end.

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

Transaction costs amounted to $4,848,658, comprised of $1,725,000 of underwriting discount, $2,587,500 of deferred underwriting fee, and $536,158 of other offering costs. In addition, $1,368,050 of cash from the IPO was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete its initial business combination within 12 months (or within 18 months if we extend the period of time to consummate a business combination, as described in more detail in the prospectus) from the closing of the Initial Public Offering (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity; or (iii) the redemption of 100% of the shares of common stock included in the Units  sold in the Initial Public Offering if the Company is unable to complete a Business Combination within 12 months from the closing of the Initial Public Offering (subject to the requirements of law).

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

The Company will only have 12 months (with two three-month extensions available to the Company in accordance with the Company’s Charter) from the closing date of the Initial Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into a letter agreement with the Company, pursuant to which they have waived their right to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account, with respect to such public shares, upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements.

Going Concern Consideration

At March 31, 2022, the Company had $609,247 in cash and a working capital deficit of $898,900. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In the event the Company does not complete a Business Combination within one year of closing date of the Initial Public Offering, the Company is required to redeem the public shares sold in the Initial Public Offering. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The Combination Period currently ends on February 15, 2023, with two three-month extensions available to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Net Loss Per Share:

Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares for the three months ended March 31, 2021 were reduced for the effect of an aggregate of 375,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 3). At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings or losses of the Company under the treasury stock method. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

The Company’s statements of operations include a presentation of net loss per share for common stock shares subject to possible redemption in a manner similar to the two-class method of income per share. Net loss per common share, basic and diluted, for redeemable common stock is calculated by dividing the net income allocable to redeemable common stock, by the weighted average number of redeemable common shares outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable common stock is calculated by dividing net income allocable to non-redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the periods. Shares of non-redeemable common stock include the founder shares as these common shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	Three Months Ended
	March 31, 2022	March 31, 2021
Redeemable common stock
Numerator: net loss allocable to redeemable common stock	$(163,776)	$-
Denominator: weighted average number of redeemable common stock	4,216,667	-
Basic and diluted net loss per redeemable common stock	$(0.04)	$-

Non-redeemable common stock
Numerator: net loss allocable to non-redeemable common stock	$(104,091)	$-
Denominator: weighted average number of non-redeemable common stock	2,893,486	2,500,000
Basic and diluted net loss per non-redeemable common stock	$(0.04)	$-

Fair Value of Financial Instruments:

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

Cash:

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The balance of the Company’s cash as of March 31, 2022 and December 31, 2021 was $609,247 and $38,743, respectively.

Marketable Securities Held in Trust Account:

At March 31, 2022, the assets held in the Trust Account were held in mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in Trust Interest Income in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

At March 31, 2022, the redeemable common stock reflected on the Company’s balance sheet consisted of the following:

Gross Proceeds	$86,250,000
Less: fair value of public warrants	(5,879,729)
Less: common stock issuance costs	(4,784,473)
Accretion to redemption value	12,389,202
Redeemable common stock	$87,975,000

Offering Costs:

Offering costs consist of legal and accounting costs incurred through the balance sheet date that are directly related to the Initial Public Offering. These costs, together with the underwriter discount, were charged to additional paid in capital upon the completion of the Initial Public Offering.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for all periods through March 31, 2022.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 7,500,000 units at a price of $10.00 per unit (the “Units”). Each Unit consisted of one (1) share of the Company’s common stock, $0.0001 par value and one (1) warrant to purchase three quarters of one share of Common Stock (the “Warrants”). As of April 4, 2022, the Units separated into common stock and warrants, and ceased trading. On April 4, 2022, the common stock and warrants commenced trading on the NYSE American. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Business Combination. Each Warrant entitles the holder to purchase three quarters of one share of common stock at a price of $11.50. Each Warrant will become exercisable on the later of: (i) one (1) year after the date that the registration statement for the Offering (the “Registration Statement”) is declared effective by the SEC and (ii) the consummation by the Company of a Business Combination and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 18-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in connection with the 7,500,000 public units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

The Company granted the underwriter a 45-day option to purchase up to fifteen percent (15%) of additional Units to cover any over-allotments, at the Initial Public Offering price less the underwriting discounts and commissions. Simultaneously with the IPO, on February 10, 2022, the over-allotment was fully exercised.

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

Private Placement Units

The Sponsor, together with such other members, if any, of the Company’s executive management, directors, advisors or third party investors as determined by the Sponsors in its sole discretion, purchased, in the aggregate, 505,000 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement which included a share of common stock and warrant to purchase three quarters of one share of common stock at an exercise price of $11.50 per share, subject to certain adjustments (“Private Placement Warrants” and together, the “Private Placement”) that occurred immediately prior to the Public Offering in such amounts as is required to maintain the amount in the Trust Account at $10.20 per Unit sold. The Sponsor agreed that if the over-allotment option is exercised by the underwriter in full or in part, the Sponsor and/or its designees shall purchase from us additional private placement units on a pro rata basis in an amount that is necessary to maintain in the trust account $10.20. Since the over-allotment was exercised in full, the Sponsor purchased 505,000 Private Placement Units. The purchase price of the Private Placement Units was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Units (including the warrants and common stock issuable upon exercise of the Private Placement Units) will not be transferable, assignable, or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the original holders or their permitted transferees. If the Private Placement Units are held by someone other than the original holders or their permitted transferees, the Private Placement Units will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Units being sold in the Initial Public Offering. Otherwise, the Private Placement Units have terms and provisions that are substantially identical to those of the Warrants sold as part of the Units in the Initial Public Offering.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distributions to the public stockholders and the Warrants issued to the Sponsor will expire worthless.

Related Party Loans and Costs

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There were no such Working Capital Loans taken as of March 31, 2022.

In addition, the Sponsor or an affiliate of the Sponsor or certain of the Company’s or Sponsor’s officers and directors may provide the Company with uncompensated advisory services.

During the three months ended March 31, 2021, a shareholder of the Sponsor advanced a total of $63,200 in cash advances to the Company to pay certain deferred offering costs, and paid an additional $25,000 on the Company’s behalf for offering costs. These advances are unsecured, non-interest bearing and are due on demand.

In February 2022, the Company repaid the $88,200 in short-term advances from a shareholder of the Sponsor, and agreed to pay an additional $190,202 for expenses the individual incurred related to services provided by our Sponsor, included in Formation and operating costs on the Company’s statements of operations.

Following the IPO, effective April 14, 2022, the Company entered into an agreement with Houston Natural Resources Inc., a Company controlled by our Chairman and CEO, for services related to identifying potential business combination targets. The Company paid $275,000 up front related to this agreement in February 2022, and is included in Prepaid expenses on the Company’s balance sheet as of March 31, 2022.

Administrative Service Agreement

The Company has agreed to pay $10,000 a month for office space, utilities and secretarial support provided by Houston Natural Resources, Inc., an affiliate of the Sponsor. The administrative services will commence on the date the securities are first listed on NYSE and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company paid a total of $25,000 under this agreement during the three months ended March 31, 2022, including prepayment of $19,250 for services, and owes the affiliate $9,250 as of March 31, 2022. The Company recognized $15,000 of expense related to this agreement for the period from the Company’s IPO through March 31, 2022.

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

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

At March 31, 2022, the authorized common stock of the Company was 100,000,000 shares with a par value of $0.0001 per share. At March 31, 2022, the authorized preferred stock of the Company was 1,000,000 shares with a par value of $0.0001 per share. After completion of the Initial Public Offering, the Company will likely (depending on the terms of the Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s common stock vote together as a single class and are entitled to one vote for each share of common stock.

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

On December 8, 2021, the Board of Directors of the Company agreed to compensate the directors of the Company through the issuance of shares of the Company equal in value to $100,000 per director, which shall be payable and issued subject to one year of continued service to the Company commencing after the completion of the initial business combination (and which shall be pro-rated for any period less than one year of service). No such awards were granted as of March 31, 2022.

As of March 31, 2022, there were 11,631,250 shares of common stock outstanding, of which 8,625,000 are subject to redemption at $10.20 per share, and are reflected as mezzanine equity on the Company’s balance sheet at redemption value.

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

On May 5, 2022, the Company entered into a consulting agreement with stockholder who owns 400,000 non-redeemable common shares, whereby any business acquisition that the Company closes through referral by the consultant will entitle the consultant to a finders fee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to HNR Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to HNRAC Sponsors, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly organized blank check company incorporated on December 9, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We closed our Initial Public Offering on February 15, 2022. We have not selected any specific business combination target. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. While we may pursue an acquisition opportunity in any industry or sector, we intend to focus on assets used in exploring, developing, producing, transporting, storing, gathering, processing, fractionating, refining, distributing or marketing of natural gas, natural gas liquids, crude oil or refined products in North America.

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

We will seek to capitalize on the extensive experience of each of the members of our management team who have, on average, more than 40 years of experience in the energy industry. Mr. Donald H. Goree, our Chairman and Chief Executive Officer has over 40 years’ experience in the oil and gas industry involving exploration and production, oil and gas pipeline construction and operations, natural gas gathering, processing and gas liquification. Mr. Goree was the Founder and President of Goree Petroleum Inc., a corporation engaged in oil and gas exploration and production in premiere basins throughout the United States for 35 years. Currently, Mr. Goree is the Founder, Chairman and Chief Executive officer of Houston Natural Resources, Inc., a global natural resource corporation located in Houston, Texas and the controlling member of our sponsor. Mr. Goree also previously served as Founder, Chairman and Chief Executive officer of Global Xchange Solutions AG., a publicly reporting corporation, private equity, investment bank and market-making firm, based in Zurich, Switzerland, with offices in Frankfurt, Germany and London, United Kingdom. Global Xchange Solutions sponsored listings of private companies to the London Stock Exchange, AIM, the Frankfurt Stock Exchange, the Berlin Stock Exchange and the Börse Stuttgart, and provided public company development and market development advice. Mr. Goree also previously served as Chairman and Chief Executive officer of Azur Holdings, Inc., a Fort Lauderdale, Florida-based, OTC-listed luxury real estate developer of mid-rise waterfront condominiums. Mr. Donald W. Orr, our President, is a degreed geologist with over 42 years of experience in petroleum geology and production operations. Mr. Orr began his career as a junior geologist with Texas Oil and Gas Corporation in 1976, and was elevated within two years to a supervisory role overseeing over five geologists on his team, most of whom had more experience than Mr. Orr. In 1979, Mr. Orr helped form American Shoreline, Inc., an independent oil and gas company. Mr. Orr formerly held a position with Seven Energy LLC, a wholly owned subsidiary of Weatherford International plc in 2005, where he pioneered numerous innovations in underbalanced drilling, or UBD, including drilling with unconventional materials and devising the methodology for unlocking the productive capacity of the Buda Lime through the use of UBD. In June 2009, Mr. Orr founded XNP Resources, LLC, an independent oil and gas company engaged in the exploration, development, production, and acquisition of oil and natural gas resources. Shortly thereafter, XNP Resources teamed up with Tahoe Energy Partners, LLC to acquire oil and gas leases for drilling in the Rocky Mountain region. At Mr. Orr’s direction, XNP Resources began acquiring a strategic leasehold position in the Sand Wash Basin in Colorado. XNP Resources was able to secure a major leasehold position in the heart of what has become the highly competitive Niobrara Shale formation in western Colorado. Since 2014, Mr. Orr has been developing an unconventional resource play in Alaska that contains over 600 billion cubic feet of gas in stacked coal reservoirs. More recently, Mr. Orr assembled a team of oil and gas professionals in order to study certain oil provinces in Columbia, South America.

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

We intend to effectuate a business combination using cash from the proceeds of our Initial Public Offering and the sale of our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in our Initial Public Offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at March 31, 2022, we had $609,247 in cash and working capital of $898,900, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception (December 9, 2020) through March 31, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of a business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $267,867, which consisted of $276,160 of operating costs, partially offset by $8,293 of interest income on marketable securities held in our Trust Account.

Liquidity and Capital Resources

On February 15, 2022, we consummated our Initial Public Offering of 8,625,000 units at a price of $10.00 per unit (including 1,125,000 units from the full exercise of the underwriters’ over-allotment option), generating gross proceeds of $86,250,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 505,000 private placement units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $5,050,000. Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the private placement units, a total of $87,975,000 was placed in the trust account.

The Company recorded $4,848,658 of offering costs as a reduction of equity in connection with the shares of Common Stock included in the Units, including $1,725,000 of underwriting discount, $2,587,500 of deferred underwriting fee, and $536,158 of other offering costs.

As of March 31, 2022, we had cash of $609,247 and marketable securities held in the Trust Account of $87,983,293 (including $8,293 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the three months ended March 31, 2022, net cash used in operating activities was $683,847. Net loss of $267,867 was affected by interest income on marketable securities held in Trust of $8,293, and a change in working capital accounts of $(407,687).

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company paid a total of $25,000 under this agreement during the three months ended March 31, 2022, including prepayment of $19,250 for services, and owes the affiliate $9,250 as of March 31, 2022. The Company recognized $15,000 of expense related to this agreement for the period from the Company’s IPO through March 31, 2022.The Company will continue to incur these fees monthly until the earlier of the completion of a business combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $2,587,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Loss Per Share:

Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares for the three months ended March 31, 2021 were reduced for the effect of an aggregate of 375,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 3). At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings or losses of the Company under the treasury stock method. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

The Company’s statements of operations include a presentation of net loss per share for common stock shares subject to possible redemption in a manner similar to the two-class method of income per share. Net loss per common share, basic and diluted, for redeemable common stock is calculated by dividing the net income allocable to redeemable common stock, by the weighted average number of redeemable common shares outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable common stock is calculated by dividing net income allocable to non-redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the periods. Shares of non-redeemable common stock include the founder shares as these common shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Fair Value of Financial Instruments:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon his evaluation, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) concluded that, our disclosure controls and procedures were not effective related to the lack of sufficient accounting personnel to manage the Company’s financial accounting process and certain accruals not initially being recorded in a timely manner which combined constituted a material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting at March 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2022 due to the material weakness in our internal control over financial reporting described above. We plan to enhance our processes to identify and appropriately recognize accounting transactions in a more timely manner, and understand the nuances of the complex accounting standards that apply to our financial statements.

Our plans at this time include hiring additional accounting staff and providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report as amended on Form 10-K filed with the SEC on April 15, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On May 5, 2022, the Company entered into a consulting agreement with stockholder who owns 400,000 non-redeemable common shares, whereby any business acquisition that the Company closes through referral by the consultant will entitle the consultant to a finders fee.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HNR ACQUISITION CORP

Date: May 17, 2022	By:	/s/ Donald Goree
	Name:	Donald Goree
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)