Form 10-Q
period 2022-06-30
HNR Acquisition Corp.
filed 2022-08-15
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 11,631,250 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

HNR ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

HNR ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$326,246	$38,743
Prepaid expenses	330,246	-
Deferred offering costs	-	297,233
Total current assets	656,492	335,976
Marketable securities held in Trust Account	88,102,088	-
Total assets	$88,758,580	$335,976

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$232,383	$136,558
Franchise tax payable	100,000	-
Due to related party	-	88,200
Total current liabilities	332,383	224,758
Deferred underwriting fee payable	2,587,500	-
Total non-current liabilities	2,587,500	-
Total liabilities	2,919,883	224,758

Commitments and Contingencies (Note 6)
Redeemable Common Stock
Redeemable Common Stock, $0.0001 par value; 8,625,000 and 0 shares outstanding as of June 30, 2022 and December 31, 2021, respectively, subject to redemption at $10.20 per share	87,975,000	-

Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 authorized shares, 3,006,250 and 2,875,000 shares issued and outstanding (excluding 8,625,000 and 0 shares subject to redemption) at June 30, 2022 and December 31, 2021, respectively	301	288
Additional paid-in capital	-	124,712
Accumulated deficit	(2,136,604)	(13,782)
Total stockholders’ (deficit) equity	(2,136,303)	111,218
Total redeemable common stock, liabilities and stockholders’ (deficit) equity	$88,758,580	$335,976

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNR ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Expenses:
Formation and operating costs	$499,621	$3	$806,041	$360
Franchise tax expense	100,000	-	100,000	-
Loss from operations	(599,621)	(3)	(906,041)	(360)
Other Income
Interest income	130	-	130	-
Interest income on marketable securities held in Trust Account	$118,795	-	127,088	-
Net Loss	$(480,696)	$(3)	$(778,823)	$(360)
Weighted average shares outstanding, redeemable common stock - basic and diluted	8,625,000	2,500,000	6,433,011	2,500,000
Net loss per share of common stock – basic and diluted	$(0.04)	$(0.00)	$(0.08)	$-
Weighted average shares outstanding, non-redeemable common stock - basic and diluted	3,006,250	2,500,000	2,950,180	2,500,000
Net loss per share of common stock – basic and diluted	$(0.05)	$(0.00)	$(0.10)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNR ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Three and Six Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance – January 1, 2022	2,875,000	$288	$124,712	$(13,782)	$111,218
Forfeiture of shares by Sponsor	(373,750)	(37)	37	-	-
Issuance of Private Placement Units	505,000	50	5,023,334	-	5,023,384
Fair value of public warrants	-	-	5,879,729	-	5,879,729
Offering costs allocated to public warrants	-	-	(30,989)	-	(30,989)
Remeasurement of redeemable common stock to redemption value	-	-	(10,996,823)	(1,343,999)	(12,340,822)
Net loss	-	-	-	(298,127)	(298,127)
Balance – March 31, 2022	3,006,250	301	-	(1,655,908)	(1,655,607)
Net loss	-	-	-	(480,696)	(480,696)
Balance – June 30, 2022	3,006,250	$301	$-	$(2,136,604)	$(2,136,303)

	Three and Six Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance – January 1, 2021	2,875,000	$288	$24,712	$-	$25,000
Net loss	-	-	-	(357)	(357)
Balance – March 31, 2021	2,875,000	288	24,712	(357)	24,643
Net loss	-	-	-	(3)	(3)
Balance – June 30, 2021	2,875,000	$288	$24,712	$(360)	$24,640

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNR ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(778,823)	$(360)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(127,088)	-
Changes in operating assets and liabilities:
Prepaid expenses	(330,246)	-
Accounts payable and accrued liabilities	169,309	-
Franchise tax payable	100,000	-
Net cash used in operating activities	(966,848)	(360)

Cash flows from investing activities:
Marketable securities held in Trust Account	(87,975,000)	-
Net cash used in investing activities	(87,975,000)	-

Cash flows from financing activities:
Proceeds from Initial Public Offering, net of costs of capital	84,319,667	-
Proceeds from Private Placement, net of costs of capital	5,023,384	-
Payment of deferred offering costs	(25,500)	(87,750)
Proceeds received from related party	-	63,200
Repayment of advances from related party	(88,200)	-
Net cash provided by (used in) financing activities	89,229,351	(24,550)

Net increase (decrease) in cash	287,503	(24,910)
Cash at beginning of period	38,743	25,000
Cash at end of period	$326,246	$90

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs	$-	$15,000
Remeasurement of redemption value of redeemable Class A common stock	$12,340,822	$-
Deferred underwriting fee payable	$2,587,500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNR ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 9, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”) described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its year end.

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

Transaction costs amounted to $4,793,698, comprised of $1,725,000 of underwriting discount, $2,587,500 of deferred underwriting fee, and $481,198 of other offering costs. In addition, $1,368,050 of cash from the IPO was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Trust Account:

Funds from the Initial Public Offering were placed in a trust account (the “Trust Account”). The Trust Account shall invest only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete its initial business combination within 12 months (or within 18 months if we extend the period of time to consummate a business combination, as described in more detail in the prospectus) from the closing of the Initial Public Offering (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity; or (iii) the redemption of 100% of the shares of common stock previously included in the Units sold in the Initial Public Offering if the Company is unable to complete a Business Combination within 12 months from the closing of the Initial Public Offering (subject to the requirements of law).

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

The Company will only have 12 months (with two three-month extensions available to the Company in accordance with the Company’s amended and restated certificate of incorporation) from the closing date of the Initial Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into a letter agreement with the Company, pursuant to which they have waived their right to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account, with respect to such public shares, upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

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

Going Concern Considerations

At June 30, 2022, the Company had $326,246 in cash and working capital of $324,109. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In the event the Company does not complete a Business Combination within one year of the closing date of the Initial Public Offering, the Company is required to redeem the public shares sold in the Initial Public Offering. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The Combination Period currently ends on February 15, 2023, with two three-month extensions available to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Condensed Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Net Loss Per Share:

Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares for the six months ended June 30, 2021 were reduced for the effect of an aggregate of 375,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 3). At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings or losses of the Company under the treasury stock method. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Redeemable common stock
Numerator: net loss allocable to redeemable common stock	$(325,750)	$-	$(493,994)	$-
Denominator: weighted average number of redeemable common stock	8,625,000	-	6,433,011	-
Basic and diluted net loss per redeemable common stock	$(0.04)	$-	$(0.08)	$-

Non-redeemable common stock
Numerator: net loss allocable to non-redeemable common stock	$(154,946)	$(3)	$(284,829)	$(360)
Denominator: weighted average number of non-redeemable common stock	3,006,250	2,500,000	2,950,180	2,500,000
Basic and diluted net loss per non-redeemable common stock	$(0.05)	$(0.00)	$(0.10)	$(0.00)

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

Cash:

Cash includes cash on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The balance of the Company’s cash as of June 30, 2022 and December 31, 2021 was $326,246 and $38,743, respectively.

Marketable Securities Held in Trust Account:

At June 30, 2022, the assets held in the Trust Account were held in mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in Interest Income on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

At June 30, 2022, the redeemable common stock reflected on the Company’s balance sheet consisted of the following:

Gross Proceeds	$86,250,000
Less: fair value of public warrants	(5,879,729)
Less: common stock issuance costs	(4,736,093)
Accretion to redemption value	12,340,822
Redeemable common stock	$87,975,000

Offering Costs:

Offering costs consist of legal and accounting costs incurred through the balance sheet date that are directly related to the Initial Public Offering. These costs, together with the underwriter discount, were charged to additional paid in capital upon the completion of the Initial Public Offering.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”) Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for all periods through June 30, 2022.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 7,500,000 units at a price of $10.00 per unit (the “Units”). Each Unit consisted of one (1) share of the Company’s common stock, $0.0001 par value and one (1) warrant to purchase three quarters of one share of Common Stock (the “Warrants”). On April 4, 2022, the Units separated into common stock and warrants, and ceased trading. On April 4, 2022, the common stock and warrants commenced trading on the NYSE American. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Business Combination. Each Warrant entitles the holder to purchase three quarters of one share of common stock at a price of $11.50. Each Warrant will become exercisable on the later of: (i) one (1) year after the date that the registration statement for the Offering (the “Registration Statement”) is declared effective by the SEC and (ii) the consummation by the Company of a Business Combination and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 18-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in connection with the 7,500,000 public Units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

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

The Founder Shares are identical to the common stock previously included in the Units sold in the Initial Public Offering except that the Founder Shares are convertible under the circumstances described below and subject to certain transfer restrictions, as described in more detail below.

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

Private Placement Units

The Sponsor, together with such other members, if any, of the Company’s executive management, directors, advisors or third party investors as determined by the Sponsors in its sole discretion, purchased, in the aggregate, 505,000 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement which included a share of common stock and warrant to purchase three quarters of one share of common stock at an exercise price of $11.50 per share, subject to certain adjustments (“Private Placement Warrants” and together, the “Private Placement”) that occurred immediately prior to the Public Offering in such amounts as is required to maintain the amount in the Trust Account at $10.20 per Unit sold. The Sponsor agreed that if the over-allotment option was exercised by the underwriter in full or in part, the Sponsor and/or its designees shall purchase from us additional private placement units on a pro rata basis in an amount that is necessary to maintain in the trust account $10.20. Since the over-allotment was exercised in full, the Sponsor purchased 505,000 Private Placement Units. The purchase price of the Private Placement Units was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Units (including the warrants and common stock issuable upon exercise of the Private Placement Units) will not be transferable, assignable, or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the original holders or their permitted transferees. If the Private Placement Units are held by someone other than the original holders or their permitted transferees, the Private Placement Units will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Units being sold in the Initial Public Offering. Otherwise, the Private Placement Units have terms and provisions that are substantially identical to those of the Warrants sold as part of the Units in the Initial Public Offering.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distributions to the public stockholders and the Warrants issued to the Sponsor will expire worthless.

Related Party Loans and Costs

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the Working Capital Loans may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There were no such Working Capital Loans taken as of June 30, 2022.

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

Following the IPO, effective April 14, 2022, the Company entered into an agreement with Houston Natural Resources Inc., a Company controlled by our Chairman and CEO, for services related to identifying potential business combination targets. The Company paid $275,000 up front related to this agreement in February 2022, and is included in Prepaid Expenses on the Company’s balance sheet as of June 30, 2022. Based on the terms of the agreement, the prepaid expense is being amortized through the earlier of the one-year anniversary of the Company’s IPO, or the date the Business Combination is completed. As of June 30, 2022, the unamortized balance of the prepaid balance was $203,536.

Administrative Service Agreement

The Company has agreed to pay $10,000 a month for office space, utilities and secretarial support provided by Houston Natural Resources, Inc., an affiliate of the Sponsor. The administrative services will commence on the date the securities are first listed on NYSE and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company has paid a total of $60,000 under this agreement during the six months ended June 30, 2022, including prepayment of $15,000 for services as of June 30, 2022. The Company recognized $30,000 and $45,000 of expense related to this agreement during the three and six months ended June 30, 2022, respectively.

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

On May 1, 2022, and effective April 6, 2022, the Company entered into a consulting agreement in the ordinary course of business with a stockholder who owns 400,000 non-redeemable common shares, whereby any business acquisition that the Company closes through referral by the consultant will entitle the consultant to a finders fee. During the six months ended June 30, 2022, the Company also paid this stockholder $61,000 related to costs of capital associated with the Company’s IPO and $30,260 of acquisition related costs. The Company does not owe an amount to the stockholder as of June 30, 2022.

During the three months ended June 30, 2022, the Company incurred and owed $15,000 to a company controlled by a member of the Board of Directors of the Company for due diligence costs of potential targets, which is included in accounts payable at June 30, 2022.

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

At June 30, 2022, the authorized common stock of the Company was 100,000,000 shares with a par value of $0.0001 per share. At June 30, 2022, the authorized preferred stock of the Company was 1,000,000 shares with a par value of $0.0001 per share. After completion of the Initial Public Offering, the Company will likely (depending on the terms of the Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s common stock vote together as a single class and are entitled to one vote for each share of common stock.

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

On December 8, 2021, the Board of Directors of the Company agreed to compensate the directors of the Company through the issuance of shares of the Company equal in value to $100,000 per director, which shall be payable and issued subject to one year of continued service to the Company commencing after the completion of the initial business combination (and which shall be pro-rated for any period less than one year of service). No such awards were granted as of June 30, 2022.

As of June 30, 2022, there were 11,631,250 shares of common stock outstanding, of which 8,625,000 are subject to redemption at $10.20 per share, and are reflected as mezzanine equity on the Company’s balance sheet at redemption value.

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

As indicated in the accompanying financial statements, at June 30, 2022, we had $326,246 in cash and working capital of $424,109, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception (December 9, 2020) through June 30, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of a business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2022, we had a net loss of $480,696 and $778,823, respectively, which consisted of $499,621 and $806,041 of operating costs, respectively, franchise tax expense of $100,000 and $100,000, respectively, partially offset by $118,795 and $127,088 of interest income on marketable securities held in our Trust Account, respectively. For the three and six months ended June 30, 2021, we had operating costs of $3 and $360, respectively.

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

The Company recorded $4,793,698 of offering costs as a reduction of equity in connection with the shares of Common Stock previously included in the Units prior to their separation, including $1,725,000 of underwriting discount, $2,587,500 of deferred underwriting fee, and $481,198 of other offering costs.

As of June 30, 2022, we had cash of $326,246 and marketable securities held in the Trust Account of $88,102,088 (including $127,088 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the six months ended June 30, 2022, net cash used in operating activities was $966,848. Net loss of $778,823 was affected by interest income on marketable securities held in Trust of $127,088, and a change in working capital accounts of $(60,937). For the six months ended June 30, 2021, net cash used in operating activities was $360 from the Company’s net loss for the period.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company paid a total of $60,000 under this agreement during the six months ended June 30, 2022, including prepayment of $15,000 for services. The Company recognized $45,000 of expense related to this agreement for the period from the Company’s IPO through June 30, 2022.The Company will continue to incur these fees monthly until the earlier of the completion of a business combination and the Company’s liquidation.

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

Net Loss Per Share:

Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares for the six months ended June 30, 2021 were reduced for the effect of an aggregate of 375,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 3). At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings or losses of the Company under the treasury stock method. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon his evaluation, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) concluded that, our disclosure controls and procedures were not effective related to the lack of sufficient accounting personnel to manage the Company’s financial accounting process and certain accruals not initially being recorded in a timely manner which combined constituted a material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management assessed the effectiveness of our internal control over financial reporting at June 30, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2022 due to the material weakness in our internal control over financial reporting described above. We plan to enhance our processes to identify and appropriately recognize accounting transactions in a more timely manner, and understand the nuances of the complex accounting standards that apply to our financial statements.

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

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

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

HNR ACQUISITION CORP

Date: August 15, 2022	By:	/s/ Donald Goree
	Name:	Donald Goree
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)