Form 10-Q
period 2022-09-30
HNR Acquisition Corp.
filed 2022-11-14
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 11,631,250 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

HNR ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

HNR ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)	(Audited)
Cash	$52,547	$38,743
Prepaid expenses	202,723	-
Deferred offering costs	-	297,233
Total current assets	255,270	335,976
Marketable securities held in Trust Account	88,499,169	-
Total assets	$88,754,439	$335,976

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$239,871	$136,558
Franchise tax payable	150,000	-
Due to related party	-	88,200
Total current liabilities	389,871	224,758
Deferred underwriting fee payable	2,587,500	-
Total non-current liabilities	2,587,500	-
Total liabilities	2,977,371	224,758

Commitments and Contingencies (Note 6)
Redeemable Common Stock
Redeemable Common Stock, $0.0001 par value; 8,625,000 shares outstanding subject to redemption at $10.26 per share as of September 30, 2022, and 0 outstanding as of December 31, 2021	88,349,169	-

Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at September 30, 2022; None outstanding at December 31, 2021	-	-
Common stock, $0.0001 par value; 100,000,000 authorized shares, 3,006,250 and 2,875,000 shares issued and outstanding (excluding 8,625,000 and 0 shares subject to redemption) at September 30, 2022 and December 31, 2021, respectively	301	288
Additional paid-in capital	-	124,712
Accumulated deficit	(2,572,402)	(13,782)
Total stockholders’ (deficit) equity	(2,572,101)	111,218
Total redeemable common stock, liabilities and stockholders’ (deficit) equity	$88,754,439	$335,976

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNR ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Expenses:
Formation and operating costs	$409,308	$1,650	$1,215,349	$2,010
Franchise taxes	50,000	-	150,000	-
Loss from operations	(459,308)	(1,650)	(1,365,349)	(2,010)
Other Income
Interest income	598	-	728	-
Interest income on marketable securities held in Trust Account	397,081	-	524,169	-
Net Loss	$(61,629)	$(1,650)	$(840,452)	$(2,010)
Weighted average shares outstanding, redeemable common stock - basic and diluted	8,625,000	2,500,000	7,171,703	2,500,000
Net income (loss) per share of common stock – basic and diluted	$0.01	$(0.00)	$(0.06)	$(0.00)
Weighted average shares outstanding, non-redeemable common stock - basic and diluted	3,006,250	2,500,000	2,969,075	2,500,000
Net income (loss) per share of common stock – basic and diluted	$(0.04)	$(0.00)	$(0.13)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNR ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Three and Nine Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance – January 1, 2022	2,875,000	$288	$124,712	$(13,782)	$111,218
Forfeiture of shares by Sponsor	(373,750)	(37)	37	-	-
Issuance of Private Placement Units	505,000	50	5,023,334	-	5,023,384
Fair value of public warrants	-	-	5,879,729	-	5,879,729
Offering costs allocated to public warrants	-	-	(30,989)	-	(30,989)
Remeasurement of redeemable common stock to redemption value	-	-	(10,996,823)	(1,343,999)	(12,340,822)
Net loss	-	-	-	(298,127)	(298,127)
Balance – March 31, 2022	3,006,250	301	-	(1,655,908)	(1,655,607)
Net loss	-	-	-	(480,696)	(480,696)
Balance – June 30, 2022	3,006,250	301	-	(2,136,604)	(2,136,303)
Remeasurement of redeemable common stock to redemption value	-	-	-	(374,169)	(374,169)
Net loss	-	-	-	(61,629)	(61,629)
Balance – September 30, 2022	3,006,250	$301	$-	$(2,572,402)	$(2,572,101)

	Three and Nine Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance – January 1, 2021	2,875,000	$288	$24,712	$-	$25,000
Net loss	-	-	-	(357)	(357)
Balance – March 31, 2021	2,875,000	288	24,712	(357)	24,643
Net loss	-	-	-	(3)	(3)
Balance – June 30, 2021	2,875,000	288	24,712	(360)	24,640
Net loss	-	-	-	(1,650)	(1,650)
Balance – September 30, 2021	2,875,000	$288	$24,712	$(2,010)	$22,990

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNR ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(840,452)	$(2,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(524,169)	-
Changes in operating assets and liabilities
Prepaid expenses	(202,723)	-
Accounts payable and accrued liabilities	326,797	1,650
Net cash used in operating activities	(1,240,547)	(360)

Cash flows from investing activities:
Marketable securities held in Trust Account	(87,975,000)	-
Net cash used in investing activities	(87,975,000)	-

Cash flows from financing activities:
Proceeds from Initial Public Offering, net of costs of capital	84,319,667	-
Proceeds from Private Placement, net of costs of capital	5,023,384	-
Payment of deferred offering costs	(25,500)	(87,750)
Proceeds received from related party	-	63,200
Repayment of advances from related party	(88,200)	-
Net cash provided by (used in) financing activities	89,229,351	(24,550)

Net increase (decrease) in cash	13,804	(24,910)
Cash at beginning of period	38,743	25,000
Cash at end of period	$52,547	$90

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs	$-	$16,650
Remeasurement of redemption value of redeemable common stock	$12,714,991	$-
Deferred underwriting fee payable	$2,587,500	$-

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from December 9, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”) described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its year end.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Going Concern Considerations

At September 30, 2022, the Company had $52,547 in cash and a working capital deficit of $134,601. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In the event the Company does not complete a Business Combination within one year of the closing date of the Initial Public Offering, the Company is required to redeem the public shares sold in the Initial Public Offering. Additionally, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The Combination Period currently ends on February 15, 2023, with two three-month extensions available to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Net Loss Per Share:

Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares for the nine months ended September 30, 2021 were reduced for the effect of an aggregate of 375,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 3). At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings or losses of the Company under the treasury stock method. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Redeemable common stock
Numerator: net income (loss) allocable to redeemable common stock	$56,931	$-	$(440,910)	$-
Denominator: weighted average number of redeemable common stock	8,625,000	-	7,171,703	-
Basic and diluted net income (loss) per redeemable common stock	$0.01	$-	$(0.06)	$-

Non-redeemable common stock
Numerator: net loss allocable to non-redeemable common stock	$(118,560)	$(1,653)	$(399,542)	$(2,010)
Denominator: weighted average number of non-redeemable common stock	3,006,250	2,500,000	2,969,075	2,500,000
Basic and diluted net loss per non-redeemable common stock	$(0.04)	$(0.00)	$(0.13)	$(0.00)

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

Cash:

Cash includes cash on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The balance of the Company’s cash as of September 30, 2022 and December 31, 2021 was $52,547 and $38,743, respectively.

Marketable Securities Held in Trust Account:

At September 30, 2022, the assets held in the Trust Account were held in mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in Interest Income on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

At September 30, 2022, the redeemable common stock reflected on the Company’s balance sheet consisted of the following:

Gross Proceeds	$86,250,000
Less: fair value of public warrants	(5,879,729)
Less: common stock issuance costs	(4,736,093)
Accretion to redemption value	12,714,991
Redeemable common stock	$88,349,169

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for all periods through September 30, 2022.

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

Related Party Loans and Costs

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the Working Capital Loans may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There were no such Working Capital Loans taken as of September 30, 2022.

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

Following the IPO, effective April 14, 2022, the Company entered into an agreement with Houston Natural Resources Inc., a Company controlled by our Chairman and CEO, for services related to identifying potential business combination targets. The Company paid $275,000 up front related to this agreement in February 2022, and is included in Prepaid Expenses on the Company’s balance sheet as of September 30, 2022. Based on the terms of the agreement, the prepaid expense is being amortized through the earlier of the one-year anniversary of the Company’s IPO, or the date the Business Combination is completed. As of September 30, 2022, the unamortized balance of the prepaid balance was $120,313.

Administrative Service Agreement

The Company has agreed to pay $10,000 a month for office space, utilities and secretarial support provided by Rhone Merchant Resources, Inc. (formerly known as Houston Natural Resources, Inc.), an affiliate of the Sponsor. The administrative services will commence on the date the securities are first listed on NYSE and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company has paid a total of $80,000 under this agreement during the nine months ended September 30, 2022 and paid an additional $10,000 prior to the effective date of the agreement. The Company recognized $30,000 and $75,000 of expense related to this agreement during the three and nine months ended September 30, 2022, respectively, with $15,000 recorded as a prepaid expense.

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

On May 1, 2022, and effective April 6, 2022, the Company entered into a consulting agreement in the ordinary course of business with a stockholder who owns 400,000 non-redeemable common shares, whereby any business acquisition that the Company closes through referral by the consultant will entitle the consultant to a finders fee. During the nine months ended September 30, 2022, the Company also paid this stockholder $61,000 related to costs of capital associated with the Company’s IPO and $30,260 of acquisition related costs. The Company does not owe an amount to the stockholder as of September 30, 2022.

During the nine months ended September 30, 2022, the Company incurred and paid $15,000 to a company controlled by a member of the Board of Directors of the Company for due diligence costs of potential targets.

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

At September 30, 2022, the authorized common stock of the Company was 100,000,000 shares with a par value of $0.0001 per share. At September 30, 2022, the authorized preferred stock of the Company was 1,000,000 shares with a par value of $0.0001 per share. After completion of the Initial Public Offering, the Company will likely (depending on the terms of the Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s common stock vote together as a single class and are entitled to one vote for each share of common stock.

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

On December 8, 2021, the Board of Directors of the Company agreed to compensate the directors of the Company through the issuance of shares of the Company equal in value to $100,000 per director, which shall be payable and issued subject to one year of continued service to the Company commencing after the completion of the initial business combination (and which shall be pro-rated for any period less than one year of service). No such awards were granted as of September 30, 2022.

As of September 30, 2022, there were 11,631,250 shares of common stock outstanding, of which 8,625,000 are subject to redemption at $10.20 per share and are reflected as mezzanine equity on the Company’s balance sheet at redemption value.

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

Other agreements

On September 30, 2022, the Company entered into an agreement in the ordinary course of business with a consultant for services related to securing additional financing for potential future acquisitions for a period of one year. In connection with this agreement, the consultant may receive a finders fee from any financing that is secured by the Company from a referral by the consultant.

NOTE 7 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 17, 2022, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $150,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. Capitalized terms used but not otherwise defined herein shall have the meaning given to such terms by the Common Stock Purchase Agreement.

The Company is obligated under the Common Stock Purchase Agreement and the White Lion RRA to file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to register the Common Stock under the Securities Act of 1933, as amended, for the resale by White Lion of shares of Common Stock that the Company may issue to White Lion under the Common Stock Purchase Agreement.

Subject to the satisfaction of certain customary conditions including, without limitation, the effectiveness of a registration statement registering the shares issuable pursuant to the Common Stock Purchase Agreement, the Company’s right to sell shares to White Lion will commence on the effective date of the registration statement and extend until December 31, 2025. During such term, subject to the terms and conditions of the Common Stock Purchase Agreement, the Company may notify White Lion when the Company exercises its right to sell shares (the effective date of such notice, a “Notice Date”). The number of shares sold pursuant to any such notice may not exceed (i) the lower of (a) $2,000,000 and (b) the dollar amount equal to the product of (1) the Effective Daily Trading Volume (2) the closing price of Common Stock on the Effective Date (3) 400% and (4) 30%, divided by the closing price of Common Stock on NYSE American preceding the Notice Date and (ii) a number of shares of Common Stock equal to the Average Daily Trading Volume multiplied by the Percentage Limit.

The purchase price to be paid by White Lion for any such shares will equal 96% of the lowest daily volume-weighted average price of Common Stock during a period of two consecutive trading days following the applicable Notice Date.

The Company will have the right to terminate the Common Stock Purchase Agreement at any time after Commencement, at no cost or penalty, upon three trading days’ prior written notice. Additionally, White Lion will have the right to terminate the Common Stock Purchase Agreement upon three days’ prior written notice to the Company if (i) there is a Fundamental Transaction, (ii) the Company is in breach or default in any material respect of the White Lion RRA, (iii) there is a lapse of the effectiveness, or unavailability of, the Registration Statement for a period of 45 consecutive trading days or for more than an aggregate of 90 trading days in any 365-day period, (iv) the suspension of trading of the Common Stock for a period of five consecutive trading days, (v) the material breach of the Common Stock Purchase Agreement by the Company, which breach is not cured within the applicable cure period or (vi) a Material Adverse Effect has occurred and is continuing. No termination of the Common Stock Purchase Agreement will affect the registration rights provisions contained in the White Lion RRA.

In consideration for the commitments of White Lion, as described above, the Company has agreed that it will issue to White Lion shares of Common Stock having a value of $1,500,000 based on the volume-weighted average price of the Common Stock on a date which is the earlier to occur of (i) two Trading Days prior to the filing of the registration statement it will file pursuant to the White Lion RRA and (ii) after the closing of any business combination agreement, the Trading Day prior to the Investor sending a written request to the Company for such commitment shares, and to include such shares in the registration statement it will file pursuant to the White Lion RRA.

Registration Rights Agreement

Concurrently with the execution of the Common Stock Purchase Agreement, the Company entered into the White Lion RRA with the White Lion in which the Company has agreed to register the shares of Common Stock purchased by White Lion with the SEC for resale within 30 days of the consummation of a business combination. As of the date of this filing, the Company has not executed any business combination agreement. The White Lion RRA also contains usual and customary damages provisions for failure to file and failure to have the registration statement declared effective by the SEC within the time periods specified.

The Common Stock Purchase Agreement and the White Lion RRA contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We will seek to capitalize on the extensive experience of each of the members of our management team who have, on average, more than 40 years of experience in the energy industry. Mr. Donald H. Goree, our Chairman and Chief Executive Officer has over 40 years’ experience in the oil and gas industry involving exploration and production, oil and gas pipeline construction and operations, natural gas gathering, processing and gas liquification. Mr. Goree was the Founder and President of Goree Petroleum Inc., a corporation engaged in oil and gas exploration and production in premiere basins throughout the United States for 35 years. Currently, Mr. Goree is the Founder, Chairman and Chief Executive officer of Houston Natural Resources, Inc., a global natural resource corporation located in Houston, Texas and the controlling member of our sponsor. Mr. Goree also previously served as Founder, Chairman and Chief Executive officer of Global Xchange Solutions AG., a publicly reporting corporation, private equity, investment bank and market-making firm, based in Zurich, Switzerland, with offices in Frankfurt, Germany and London, United Kingdom. Global Xchange Solutions sponsored listings of private companies to the London Stock Exchange, AIM, the Frankfurt Stock Exchange, the Berlin Stock Exchange and the Börse Stuttgart, and provided public company development and market development advice. Mr. Goree also previously served as Chairman and Chief Executive officer of Azur Holdings, Inc., a Fort Lauderdale, Florida-based, OTC-listed luxury real estate developer of mid-rise waterfront condominiums. Mr. Donald W. Orr, our President, is a degreed geologist with over 42 years of experience in petroleum geology and production operations. Mr. Orr began his career as a junior geologist with Texas Oil and Gas Corporation in 1976, and was elevated within two years to a supervisory role overseeing over five geologists on his team, most of whom had more experience than Mr. Orr. In 1979, Mr. Orr helped form American Shoreline, Inc., an independent oil and gas company. Mr. Orr formerly held a position with Seven Energy LLC, a wholly owned subsidiary of Weatherford International plc in 2005, where he pioneered numerous innovations in underbalanced drilling, or UBD, including drilling with unconventional materials and devising the methodology for unlocking the productive capacity of the Buda Lime through the use of UBD. In June 2009, Mr. Orr founded XNP Resources, LLC, an independent oil and gas company engaged in the exploration, development, production, and acquisition of oil and natural gas resources. Shortly thereafter, XNP Resources teamed up with Tahoe Energy Partners, LLC to acquire oil and gas leases for drilling in the Rocky Mountain region. At Mr. Orr’s direction, XNP Resources began acquiring a strategic leasehold position in the Sand Wash Basin in Colorado. XNP Resources was able to secure a major leasehold position in the heart of what has become the highly competitive Niobrara Shale formation in western Colorado. Since 2014, Mr. Orr has been developing an unconventional resource play in Alaska that contains over 600 billion cubic feet of gas in stacked coal reservoirs. More recently, Mr. Orr assembled a team of oil and gas professionals in order to study certain oil provinces in Colombia, South America.

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

As indicated in the accompanying financial statements, at September 30, 2022, we had $52,547 in cash and working capital of $134,601, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception (December 9, 2020) through September 30, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of a business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2022, we had a net loss of $61,629 and $840,452, respectively, which consisted of $409,308 and $1,215,349 of operating costs, respectively, $50,000 and $150,000 of franchise tax, partially offset by $397,081 and $524,169 of interest income on marketable securities held in our Trust Account, respectively. For the three and nine months ended September 30, 2021, we had operating costs of $1,653 and $2,010, respectively.

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

As of September 30, 2022, we had cash of $52,547 and marketable securities held in the Trust Account of $88,499,169 (including $524,169 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the nine months ended September 30, 2022, net cash used in operating activities was $1,240,547. Net loss of $840,452 was affected by interest income on marketable securities held in Trust of $524,169, and a change in working capital accounts of $124,074. For the nine months ended September 30, 2021, net cash used in operating activities was $360 from the Company’s net loss for the period of $2,010 and $1,650 of changes in working capital.

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

On October 17, 2022, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $150,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. Capitalized terms used but not otherwise defined herein shall have the meaning given to such terms by the Common Stock Purchase Agreement.

The Company is obligated under the Common Stock Purchase Agreement and the White Lion RRA to file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to register the Common Stock under the Securities Act of 1933, as amended, for the resale by White Lion of shares of Common Stock that the Company may issue to White Lion under the Common Stock Purchase Agreement.

Subject to the satisfaction of certain customary conditions including, without limitation, the effectiveness of a registration statement registering the shares issuable pursuant to the Common Stock Purchase Agreement, the Company’s right to sell shares to White Lion will commence on the effective date of the registration statement and extend until December 31, 2025. During such term, subject to the terms and conditions of the Common Stock Purchase Agreement, the Company may notify White Lion when the Company exercises its right to sell shares (the effective date of such notice, a “Notice Date”). The number of shares sold pursuant to any such notice may not exceed (i) the lower of (a) $2,000,000 and (b) the dollar amount equal to the product of (1) the Effective Daily Trading Volume (2) the closing price of Common Stock on the Effective Date (3) 400% and (4) 30%, divided by the closing price of Common Stock on NYSE American preceding the Notice Date and (ii) a number of shares of Common Stock equal to the Average Daily Trading Volume multiplied by the Percentage Limit.

The purchase price to be paid by White Lion for any such shares will equal 96% of the lowest daily volume-weighted average price of Common Stock during a period of two consecutive trading days following the applicable Notice Date.

The Company will have the right to terminate the Common Stock Purchase Agreement at any time after Commencement, at no cost or penalty, upon three trading days’ prior written notice. Additionally, White Lion will have the right to terminate the Common Stock Purchase Agreement upon three days’ prior written notice to the Company if (i) there is a Fundamental Transaction, (ii) the Company is in breach or default in any material respect of the White Lion RRA, (iii) there is a lapse of the effectiveness, or unavailability of, the Registration Statement for a period of 45 consecutive trading days or for more than an aggregate of 90 trading days in any 365-day period, (iv) the suspension of trading of the Common Stock for a period of five consecutive trading days, (v) the material breach of the Common Stock Purchase Agreement by the Company, which breach is not cured within the applicable cure period or (vi) a Material Adverse Effect has occurred and is continuing. No termination of the Common Stock Purchase Agreement will affect the registration rights provisions contained in the White Lion RRA.

In consideration for the commitments of White Lion, as described above, the Company has agreed that it will issue to White Lion shares of Common Stock having a value of $1,500,000 based on the volume-weighted average price of the Common Stock on a date which is the earlier to occur of (i) two Trading Days prior to the filing of the registration statement it will file pursuant to the White Lion RRA and (ii) after the closing of any business combination agreement, the Trading Day prior to the Investor sending a written request to the Company for such commitment shares, and to include such shares in the registration statement it will file pursuant to the White Lion RRA.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company has paid a total of $80,000 under this agreement during the nine months ended September 30, 2022 and paid an additional $10,000 prior to the effective date of the agreement. The Company recognized $30,000 and $75,000 of expense related to this agreement during the three and nine months ended September 30, 2022, respectively, with $15,000 recorded as a prepaid expense. The Company will continue to incur these fees monthly until the earlier of the completion of a business combination and the Company’s liquidation.

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

Net Loss Per Share:

Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares for the nine months ended September 30, 2021 were reduced for the effect of an aggregate of 375,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 3). At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings or losses of the Company under the treasury stock method. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon his evaluation, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) concluded that, our disclosure controls and procedures were not effective related to the lack of sufficient accounting personnel to manage the Company’s financial accounting process, the redeemable common stock not being remeasured to redemption value accurately, and certain accruals not initially being recorded in a timely manner which combined constituted a material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting at September 30, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2022 due to the material weakness in our internal control over financial reporting described above. We plan to enhance our processes to identify and appropriately recognize accounting transactions in a more timely manner, and understand the nuances of the complex accounting standards that apply to our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
3.2	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
3.3	Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
4.2	Description of Registrant’s Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
10.1	Common Stock Purchase Agreement, dated as of October 17, 2022, by and between HNR Acquisition Corp and White Lion Capital LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2022 and incorporated herein by reference).
10.2	Registration Rights Agreement, dated as of October 17, 2022, by and between HNR Acquisition Corp and White Lion Capital LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 21, 2022 and incorporated herein by reference).
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HNR ACQUISITION CORP

Date: November 14, 2022	By:	/s/ Donald Goree
	Name:	Donald Goree
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)