Form 10-K
period 2022-12-31
HNR Acquisition Corp.
filed 2023-03-31
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

As of March 27, 2023, 11,631,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“common stock” is to our common stock;

●	“founder shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our Initial Public Offering;

●	“Initial Public Offering” refers to the Initial Public Offering closed on February 15, 2022.

●	“initial stockholders” are to our holders of our founder shares prior to our Initial Public Offering (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“private placement units” are to the units issued to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering;

●	“private placement warrants” are to the warrants sold as part of the private placement units.

●	“public shares” are to shares of our common stock sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market), and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not our sponsor or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Sponsor” refers to HNRAC Sponsors, LLC, a Delaware limited liability company;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement units or their permitted transferees;

●	“HNR,” “we,” “us,” “company” or “our company” are to HNR Acquisition Corp.

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

iii

PART I

ITEM 1. BUSINESS

Overview of Initial Public Offering

We are a blank check company incorporated on December 9, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The registration statement for the Company’s Initial Public Offering was declared effective on February 10, 2022 (the “Effective Date”). On February 15, 2022, we consummated the Initial Public Offering of 7,500,000 units (the “Units” and, with respect to the common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating proceeds of $75,000,000. Additionally, the underwriter fully exercised its option to purchase 1,125,000 additional Units, for which we received cash proceeds of $11,250,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 505,000 units (the “Private Placement Units”) at a price of $10.00 per unit generating proceeds of $5,050,000 in a private placement to HNRAC Sponsors, LLC, our sponsor (the “Sponsor”) and EF Hutton (formerly Kingswood Capital Markets) (“EF Hutton”). Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating the Purchase. On April 4, 2022, the Units separated into common stock and warrants, and ceased trading. On April 4, 2022, the common stock and warrants commenced trading on the NYSE American.

Transaction costs amounted to $4,793,698 comprised of $1,725,000 of underwriting discount, $2,587,500 of deferred underwriting fee, and $481,198 of other offering costs. In addition, $1,368,050 of cash from the Initial Public Offering was held outside of the trust account and is available for working capital purposes.

White Lion Common Stock Purchase Agreement and Registration Rights Agreement

On October 17, 2022, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $150,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, par value $0.0001 per share, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. Capitalized terms used but not otherwise defined herein shall have the meaning given to such terms by the Common Stock Purchase Agreement.

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

Registration Rights Agreement (White Lion)

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

Membership Interest Purchase Agreement and Related Agreements

On December 27, 2022, the “Company entered into a membership interest purchase agreement (the “MIPA”) with CIC Pogo LP, a Delaware limited partnership (“CIC”), DenCo Resources, LLC, a Texas limited liability company (“DenCo”), Pogo Resources Management, LLC, a Texas limited liability company (“Pogo Management”), 4400 Holdings, LLC, a Texas limited liability company (“4400” and, together with CIC, DenCo and Pogo Management, collectively, “Seller” and each a “Seller”), and, solely with respect to Section 7.20 of the MIPA, the Sponsor.

Pursuant to the MIPA, and subject to the terms, provisions, and conditions set forth therein, at the closing of the transactions contemplated by the MIPA (the “Closing”), Seller will sell, assign, and convey to the Company, and the Company will purchase and accept from Seller, effective as of the Effective Time, one hundred percent (100%) of the outstanding membership interests (the “Target Interests”) of Pogo Resources, LLC, a Texas limited liability company (“Pogo” or the “Target”). As used herein, the “Effective Time” means 12:01 a.m. on the first day of the calendar month that is four (4) months prior to the calendar month of the Closing Date.

The purchase price (the “Base Purchase Price”) for the Target Interests will be (a) cash in the amount of $100,000,000 in immediately available funds (the “Cash Consideration”); provided, that up to $15,000,000 of the Cash Consideration may be payable through a promissory note to Seller (the “Seller Promissory Note”) and (b) 2,000,000 shares of the Company’s common stock, par value $0.0001, valued at $10.00 per share (the “Share Consideration”); provided, that, at Closing, 500,000 shares of Share Consideration (the “Escrowed Share Consideration”) will be placed in escrow for the benefit of the Company. The Base Purchase Price is subject to adjustment in accordance with the MIPA.

Conditions to Closing

The obligation of Seller to consummate the transactions contemplated by the MIPA are subject, at the option of Seller, to the satisfaction on or prior to Closing of certain conditions, including: (i) the accuracy of certain representations and warranties of the Company, except for such breaches, if any, as would not have a material adverse effect; (ii) the performance and observance of all covenants and agreements to be performed or performed by the Company, except for such covenants and agreements for which the nonperformance or nonobservance does not or would not be reasonably expected to have a material adverse effect; (iii) no proceeding by a third party (including any governmental body) seeking to restrain, enjoin, or otherwise prohibit the consummation of the transactions contemplated by the MIPA will be pending before any governmental body or have resulted in an injunction, order, or award that grants such relief; (iv) execution and delivery of certain agreements, including the registration rights agreement and the board observer agreement, by the Company; (v) the aggregate amount of all valid title defects asserted by the Company do not exceed an amount equal to 20% of the Base Purchase Price; (vi) the Company will be ready, willing, and able to pay the Cash Consideration to Seller (with at least $85,000,000 payable in cash and no more than $15,000,000 subject to payment through the terms of the Seller Promissory Note) and issue the Share Consideration to Seller; (vii) the Share Consideration will have been approved for listing on the NYSE American, Nasdaq or another nationally recognized securities exchange listing mutually agreed by the Parties, subject only to official notice of issuance thereof; (viii) any waiting period applicable to the transactions contemplated by the MIPA under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the “HSR Act”) will have been terminated or have expired; and (ix) the transactions contemplated by the MIPA will have been approved by the Company’s stockholders at a special meeting.

The obligations of the Company to consummate the transactions contemplated by the MIPA are subject, at the option of the Company, to the satisfaction on or prior to Closing of certain conditions, including: (i) the accuracy of certain representations and warranties of Seller, except for such breaches, if any, as would not have a material adverse effect; (ii) the performance and observance of all covenants and agreements to be performed or performed by Seller in all material aspects; (iii) no proceeding by a third party (including any governmental body) seeking to restrain, enjoin, or otherwise prohibit the consummation of the transactions contemplated by the MIPA will be pending before any governmental body or have resulted in an injunction, order, or award that grants such relief, with certain exceptions; (iv) execution and delivery of certain transaction documents and financial statements by Seller; (v) any waiting period applicable to the transactions contemplated by the MIPA under the HSR Act will have been terminated or shall have expired; (vi) the transactions contemplated by the MIPA will have been approved by the Company’s stockholders at a special meeting; (vii) the Minimum Cash Amount plus the principal amount of the Seller Promissory Note will equal a total amount of $100,000,000; (viii) the Company will not have redeemed shares of the Company’s common stock in an amount that would cause the Company to have less than $5,000,001 of net tangible assets; (ix) No material adverse effect will have occurred between the date of the MIPA and the date of closing (the “Closing Date”) with respect to the Target; (x) the aggregate amount of all valid title defects will not exceed an amount equal to 20% of the Base Purchase Price; and (xi) the Company’s common stock will have listed, and will have been approved for continued listing, on the NYSE American, Nasdaq or another nationally recognized securities exchange mutually agreed by the Parties.

Representations, Warranties and Covenants

The MIPA contains customary representations, warranties and covenants of the Company, Target and Seller.

Termination

The MIPA may be terminated (i) at any time prior to Closing by the mutual prior written consent of Seller and the Company; (ii) by Seller or the Company if Closing has not occurred on or before March 31, 2023 (the “Outside Date”); (iii) by the Company, if all conditions to Seller’s obligation to proceed with Closing have been satisfied or waived by the Company but Seller has refused to close; (iv) by Seller or the Company if, after the final adjournment of the special meeting of the Company’s stockholders at which a vote of the Company’s stockholders has been taken in accordance with the MIPA, the Company’s stockholder approval has not been obtained; (v) by Seller, if (1) the Closing has not occurred on or before February 14, 2023 and Sponsor has not effected the extension of time allowed for the SPAC (the “SPAC Extension”) to consummate a purchase (on February 8, 2023, the Company effected a SPAC Extension of 3 months until May 15, 2023); (2) the Company has not obtained aggregate binding commitments of at least $60,000,000.00 in the form of debt, equity or other additional sources of capital from reputable lenders or financing providers, and in a form reasonably satisfactory to Seller and presented copies of such commitments to Seller on or before December 31, 2022; or (3) the Company delivers a notice with respect to the determination that the minimum cash amount will not be satisfied; (vi) by either party if a breach of any representation or warranty or failure to perform any covenant or agreement on the part of the other party set forth in the MIPA will have occurred that would cause any of the conditions to closing to not to be satisfied, and is incapable of being cured by the Outside Date or, if curable, is not cured by the breaching party within thirty (30) days of receipt by the breaching party of written notice of such breach or failure (or, if the Outside Date is less than thirty (30) days from the date of receipt of such notice, by the Outside Date); or (vii) by Seller, if all conditions to the Company’s obligation to proceed with Closing have been satisfied or waived by Seller (other than those conditions that, by their nature, are to be satisfied at Closing) but the Company has refused to close.

If the MIPA is validly terminated, the transactions contemplated therein will become void and of no further force or effect without any further action of or liability to indemnitees (absent fraud, or any willful and material breach of the MIPA by a party hereto), and following such termination, Seller will be free immediately to enjoy all rights of ownership of the Target Interests and to sell, transfer, encumber, or otherwise dispose of the Target Interests to any Person without any restriction under this Agreement.

SPAC Stockholder Support Agreement

Concurrently with the execution of the MIPA, the Company entered into a SPAC Stockholder Support Agreement with certain of the holders of the Company’s common stock and warrants (each, a “SPAC Stockholder”), pursuant to which, among other things, and for no consideration payable to any SPAC Stockholder, (i) each SPAC Stockholder agrees not to, exercise redemption rights or otherwise elect to redeem, tender or submit for redemption any securities pursuant to or in connection with the transactions contemplated by the MIPA, and waives any redemption rights; (ii) agrees unconditionally and irrevocably to vote in favor of the transactions contemplated by the MIPA at a special meeting of the Company’s stockholders and in favor of any other proposals set forth in the proxy statement filed by the Company with the Securities and Exchange Commission (the “SEC”) relating to the transactions contemplated by the MIPA, and against any transaction, proposal, agreement or action made in competition or inconsistent with the transactions or matters contemplated by the MIPA.

Seller Promissory Note

To the extent the minimum cash amount is less than $100,000,000, the Seller may issue a Promissory Note to, and payable by the Company, in an amount equal to the lesser of (i) the difference between $100,000,000 and the minimum cash amount and (ii) $15,000,000, providing for a maturity date that will be six (6) months from the Closing Date, bearing an interest rate equal to the greater of 12% per annum and the highest interest rate applicable to the Company financing, and with no penalty for prepayment; provided, that if the Seller Promissory Note is not repaid in full on or prior to its stated maturity date, the Company will owe interest equal to the lesser of 18% per annum and the highest amount permissible under law, compounded monthly.

Until the obligations under the Seller Promissory Note are repaid in full, the Company (1) shall conduct the business of Pogo and its Subsidiaries in the ordinary course, consistent with past practice during the nine (9) months prior to the closing the transactions contemplated by the MIPA; (2) will not (i) transfer, sell, hypothecate, encumber, dispose of any material assets of Target or its subsidiaries unless, following such transfer or sale of assets the proceeds received by the Company or Target are used to repay 100% of the obligations owed under the Seller Promissory Note or (ii) acquire any material assets outside of the ordinary course of business; (3) use any proceeds the Company, Target or any of their respective subsidiaries raised in connection with the issuance of any equity or debt securities to repay (whether full or in part) the accrued and outstanding obligations under the Seller Promissory Note.

Registration Rights Agreement

At Closing, the Company and the Seller will enter into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company has agreed to provide Seller with certain registration rights with respect to the Share Consideration, as defined in the MIPA, including filing with the SEC an initial Registration Statement on Form S-1 covering the resale by the Seller of the Share Consideration so as to permit their resale under Rule 415 under the Securities Act, no later than thirty (30) days following the Closing, use its commercially reasonable efforts to have the initial Registration Statement declared effective by the SEC as soon as reasonably practicable following the filing thereof with the SEC and use commercially reasonable efforts to convert the Form S-1 (and any subsequent Registration Statement) to a shelf registration statement on Form S-3 as promptly as practicable after the Company is eligible to use a Form S-3 Shelf.

In certain circumstances, the Seller can demand the Company’s assistance with underwritten offerings, and the Seller will be entitled to certain piggyback registration rights.

Extension

On February 5, 2023, the Company received a notice from Sponsor, informing the Company of its intention to extend the period of time the Company will have to consummate its initial business combination by 3 months from February 15, 2023 to May 15, 2023.

On February 8, 2023, in accordance with the Company’s amended and restated certificate of incorporation, the Company effected the extension after the Sponsor’s designee timely deposited $862,500 into the Company’s trust account in connection with the extension. The extension was the first of up to two three-month extensions permitted under the Company’s amended and restated certificate of incorporation.

Our Management Team

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with Pogo and decide to enter into our initial business combination with another target business that does not meet these criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials filed with the SEC.

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

Members of our management team directly or indirectly own founder shares and/or private placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination target if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

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

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, without an operating history, and the uncertainty relating to our ability to obtain stockholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith, negatively.

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

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the private placement units, the sale and issuance of equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Selection of a target business and structuring of our initial business combination

The NYSE American rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the trust account (excluding any deferred underwriters fees and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. So long as we maintain a listing for our securities on the NYSE American, we will be required to comply with such rule. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community. Although our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinion that our initial business combination is fair to our company from a financial point of view. We will also provide a summary of any such opinion or report to shareholders in connection with any vote on an initial business combination in our proxy materials or tender offer documents, as applicable, related to our initial business combination in accordance with Section 1015(b) of Regulation S-K. Additionally, pursuant to the NYSE American rules, any initial business combination must be approved by a majority of our independent directors. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Ability to Extend Time to Complete Business Combination

On February 5, 2023, the Company received a notice from Sponsor, informing the Company of its intention to extend the period of time the Company will have to consummate its initial business combination by 3 months from February 15, 2023 to May 15, 2023.

On February 8, 2023, in accordance with the Company’s amended and restated certificate of incorporation, the Company effected the extension after the Sponsor’s designee timely deposited $862,500 into the Company’s trust account in connection with the extension. The extension was the first of up to two three-month extensions permitted under the Company’s amended and restated certificate of incorporation.

Currently, we will have until 15 months from February 15, 2022 (i.e., May 15, 2023) to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination by an additional three months (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our initial shareholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension, $862,500 on or prior to the date of the applicable deadline, up to an aggregate of $1,725,000, or approximately $0.20 per share. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per private placement warrant at the option of the lender. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we choose to extend the period of time to consummate a business combination as set forth herein, you will not have the ability to vote or redeem your shares in connection with either of the three-month extensions. However, if we seek to complete a business combination during an extension period, investors will still be able to vote and redeem their shares in connection with that business combination.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is anticipated to be $10.30 per public share (plus any pro rata interest earned on the funds held in the trust account and not previously released to the Company to pay its tax obligations).

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under the NYSE American rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our Certificate of Incorporation would require stockholder approval. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons. So long as we maintain a listing for our securities on the NYSE American, we would be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our Certificate of Incorporation:

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

Redemption of public shares and liquidation if no initial business combination

We will have only 15 months (or only 18 months if we further extend the period of time to consummate a business combination) from February 15, 2022 to complete our initial business combination. If we are unable to complete our business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the time period.

Our sponsor and its permitted transferees each has entered into a letter agreement with us, pursuant to which each has waived its rights to liquidating distributions from the trust account with respect to its founder shares and, solely with respect to the sponsor, the private placement shares, if we fail to complete our initial business combination within 15 months (or within 18 months if we further extend the period of time to consummate a business combination) from February 15, 2022. However, if our sponsor acquires public shares after our Initial Public Offering, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our executive officers, directors, sponsor and sponsor’s permitted transferees have agreed, pursuant to written letter agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months (or within 18 months if we further extend the period of time to consummate a business combination) from February 15, 2022 or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

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

If we were to expend all of the net proceeds of our Initial Public Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.32 as of December 31, 2022. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.32. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all creditors, vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a creditor or a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.30 (or, if both three-month extensions occur, $10.40) per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not asked our sponsor to reserve for such indemnification obligations, and our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all creditors, vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below (i) $10.30 (or, if both three-month extensions occur, $10.40) per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.30 (or, if both three-month extensions occur, $10.40) per share.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within prescribed time is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination within 15 months (or within 18 months if further we extend the period of time to consummate a business combination) from February 15, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 12th month (or within the 18th month if we extend the period of time to consummate a business combination) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.30 (or, if both three-month extensions occur, $10.40) per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes, and will not be liable as to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.30 (or, if both three-month extensions occur, $10.40) per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of (i) the completion of our initial business combination and (ii) our redemption of all of our public shares if we are unable to complete our business combination within 15 months (or within 18 months if we further extend the period of time to consummate a business combination) from February 15, 2022. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our Initial Public Offering that will apply to us until the consummation of our initial business combination. Specifically, our amended and restated certificate of incorporation will provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (i) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (ii) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 15 months (or within 18 months if we further extend the period of time to consummate a business combination) from February 15, 2022, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our business combination within 15 months (or within 18 months if we further extend the period of time to consummate a business combination) from February 15, 2022.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.30 per share), including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. Such purchases will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. None of the funds in the trust account will be used to purchase shares in such transactions.	If we are unable to complete our business combination within 15 months (or within 18 months if we further extend the period of time to consummate a business combination) from February 15, 2022, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (which is initially anticipated to be $10.30 per share), including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then outstanding public shares.

Impact to remaining stockholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining stockholders, who will bear the burden of the interest withdrawn in order to pay taxes (to the extent not paid from amounts accrued as interest on the funds held in the trust account) and the deferred underwriting commissions.	If the permitted purchases described above are made, there will be no impact to our remaining stockholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our business combination will reduce the book value per share for the shares held by our sponsor, who will be our only remaining stockholders after such redemptions.

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

Summary of Risk Factors

●	we are a newly formed company with no operating history and no revenues;

●	our ability to continue as a “going concern”;

●	we may not be able to complete our initial business combination within the prescribed time frame;

●	you will not have any rights or interests in funds from the trust account, except under certain limited circumstances;

●	negative interest rate for securities in which we invest the funds held in the trust account;

●	our stockholders may be held liable for claims by third parties against us;

●	if third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.30 per share (or, if both three-month extensions occur, less than $10.40 per share);

●	subsequent to completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges;

●	dependence on key personnel;

●	conflicts of interest of our sponsor, officers and directors;

●	past performance by our management team may not be indicative of future performance of your investment in us;

●	we may have a limited ability to assess the management of a prospective target business;

●	our public stockholders may not be afforded an opportunity to vote on our proposed business combination;

●	the absence of a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree;

●	we may not hold an annual meeting of stockholders until after our consummation of a business combination;

●	we may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you;

●	our competitors have advantages over us in seeking business combinations;

●	we may be unable to obtain additional financing;

●	our warrants may have an adverse effect on the market price of our common stock;

●	we may issue additional equity and/or debt securities to complete our initial business;

●	our sponsor controls a substantial interest in us;

●	you will experience immediate and substantial dilution from the purchase of our common stock;

●	if we seek stockholder approval of our initial business combination, our sponsor, who controls a substantial interest in us, has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●	if we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock;

●	ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, may not allow us to complete the most desirable business combination or optimize our capital structure, and will increase the probability that our initial business combination would be unsuccessful;

●	lack of protections normally afforded to investors of blank check companies;

●	deviation from acquisition criteria;

●	possibility of losing the ability to redeem all shares equal to or in excess of 10% of our common stock if we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules;

●	the NYSE American may delist our securities from trading on its exchange;

●	we will likely only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services;

●	in our Initial Public Offering, we did not register the shares of common stock issuable upon exercise of the warrants sold as part of the units, and such registration may not be in place when an investor desires to exercise such warrants;

●	shares being redeemed and warrants becoming worthless;

●	lack of working capital;

●	events which may result in the per-share amount held in our trust account dropping below $10.30 (or, if both three-month extensions occur, $10.40) per public share;

●	our directors may decide not to enforce the indemnification obligations of our sponsor;

●	if, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced;

●	registration rights may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock;

●	because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations;

●	we may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise; because we intend to seek a business combination with a target business or businesses in the energy industry, we expect our future operations to be subject to risks associated with that industry;

●	our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants;

●	We have identified a material weakness in our internal control over financial reporting. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

●	if we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations; and

●	changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $75,612 in cash and a working capital deficit (excluding deferred offering costs) of $788,689. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. Management’s plans to address this need for capital through our Initial Public Offering are discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise additional capital or to consummate an initial business combination will be successful. Additionally, in the event the Company does not complete a Business Combination within one year of closing date of the Initial Public Offering, the Company is required to redeem the public shares sold in the Initial Public Offering. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

The requirement that we complete our initial business combination within 15 months (or within 18 months if we further extend the period of time to consummate a business combination) from February 15, 2022 may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 15 months (or within 18 months if we further extend the period of time to consummate a business combination) from February 15, 2022. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination within 15 months (or within 18 months if we further extend the period of time to consummate a business combination) from February 15, 2022. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination and (ii) our redemption of all of our public shares if we are unable to complete our business combination within 15 months (or within 18 months if we further extend the period of time to consummate a business combination) from February 15, 2022. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.30 (or, if both three-month extensions occur, $10.40) per share, on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock, the resources available to us for our initial business combination will potentially be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.30 (or, if both three-month extensions occur, $10.40) per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our Initial Public Offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for at least 15 months following February 15, 2022 (or at least 18 months from the closing of our Initial Public Offering if we further extend the period of time to consummate a business combination), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 15 months following February 15, 2022 (or at least 18 months from February 15, 2022 if we further extend the period of time to consummate a business combination), assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our Initial Public Offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least 15 months following February 15, 2022 (or at least 18 months from February 15, 2022 if we extend the period of time to consummate a business combination); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.30 (or, if both three-month extensions occur, $10.40) per share on the liquidation of our trust account and our warrants will expire worthless.

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

Of the net proceeds of our Initial Public Offering and the sale of the private placement units, only approximately $800,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses (excluding underwriting discounts and commissions) exceeds $800,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses (excluding underwriting discounts and commissions) are less than $800,000, the amount of funds held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.30 (or, if both three-month extensions occur, $10.40) per share on our redemption of our public shares, and our warrants will expire worthless.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.30 (or, if both three-month extensions occur, less than $10.40) per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within 15 months from February 15, 2022, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.30 (or, if both three-month extensions occur, $10.40) per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by our a creditor or a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.30 (or, if both three-month extensions occur, $10.40) per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not asked our sponsor to reserve for such indemnification obligations, and our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.30 (or, if both three-month extensions occur, $10.40) per share or (ii) other than due to the failure to obtain a waiver from a creditor or vendor waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.30 (or, if both three-month extensions occur, $10.40) per share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.30 (or, if both three-month extensions occur, $10.40) per share on the liquidation of our trust account and our warrants will expire worthless.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that meets all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.30 (or, if both three-month extensions occur, $10.40) per share on the liquidation of our trust account and our warrants will expire worthless.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.30 (or, if both three-month extensions occur, $10.40) per share on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.30 (or, if both three-month extensions occur, $10.40) per share on the liquidation of our trust account and our warrants will expire worthless.

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

Our sponsor and its permitted transferees together hold 2,501,250 founder shares as of the date of this report. Our sponsor and its permitted transferee each has agreed to not transfer any of its ownership interest therein (except to certain permitted transferees) until the earlier of (i) 180 days following the completion of our initial business combination or earlier if, subsequent to the our initial business combination, the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination and (ii) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. In addition, our sponsor and its permitted transferees each has entered into a letter agreement with us, pursuant to which each has agreed to waive (i) its redemption rights with respect to all shares of our common stock then owned by it in connection with the completion of our initial business combination and (ii) its rights to liquidating distributions from the trust account with respect to its founder shares and, solely with respect to our sponsor, the private placement shares, if we fail to complete our initial business combination within 15 months (or within 18 months if we further extend the period of time to consummate a business combination) from the February 15, 2022, although it will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our business combination within the prescribed time frame.

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

The net proceeds from our Initial Public Offering and the sale of the private placement units initially provided us with $87,975,000 that we may use to complete our business combination, assuming no redemptions.

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

We have not yet identified any prospective target business, and thus, cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the private placement units prove to be insufficient to allow us to complete our initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.30 (or, if both three-month extensions occur, $10.40) per share on the liquidation of our trust account, and our warrants will expire worthless.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an “emerging growth company,” we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Changes in tax laws and regulations could adversely impact our earnings and the cost, manner or feasibility of conducting our operations.

Members of Congress periodically introduce legislation to revise U.S. federal income tax laws which could have a material impact on us. Most recently, on August 16, 2022, legislation commonly known as the Inflation Reduction Act was signed into law. Among other things, the Inflation Reduction Act includes a 1% excise tax on corporate stock repurchases, applicable to repurchases made after December 31, 2022, and also a new minimum tax based on book income. We are in the process of evaluating the potential impacts of the Inflation Reduction Act to us. While we do not currently expect the Inflation Reduction Act to have a material impact on our financial statements, our analysis of the effect of the Inflation Reduction Act on us is ongoing and incomplete, and it is possible that the Inflation Reduction Act (or implementing regulations and other guidance) could adversely impact our current and deferred federal tax liability. Additionally, state and local taxing authorities in jurisdictions in which we operate or own assets may enact new taxes, such as the imposition of a severance tax on the extraction of natural resources in states in which we produce natural gas, NGLs and oil, or change the rates of existing taxes, which could adversely impact our earnings, cash flows and financial position.

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

None.

ITEM 2. PROPERTIES

We maintain our principal executive offices at 3730 Kirby Drive, Suite 1200, Houston, Texas 77098. The cost of our use of this space is included in the 10,000 per month fee we currently pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

(b) Holders

On March 27, 2023, there were 24 holders of record for our shares of common stock and 1 holder of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our shares of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Use of Proceeds

In connection with our Initial Public Offering, we incurred offering costs of $4,793,698 (including underwriting commissions of approximately $1,725,000, deferred underwriting fee of $2,587,500 and other offering costs of $481,198). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions and the Initial Public Offering expenses, $1,368,050 of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the private placement units (or $10.30 per unit sold in our Initial Public Offering) was placed in the trust account. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement warrants are held in the trust account and invested as described elsewhere in this Report.

Effective April 11, 2022, the Company entered into an agreement with Rhone Merchant Resources Inc. (formerly known as Houston Natural Resources Inc.), a Company controlled by our Chairman and CEO, for services related to identifying potential business combination targets. The Company paid $275,000 up front related to this agreement in February 2022.

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

As indicated in the accompanying financial statements, at December 31, 2022 and December 31, 2021, we had $75,612 and $38,743 in cash, respectively, and a working capital deficit of $788,689 and $186,015, respectively (excluding deferred offering costs). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception (December 9, 2020) through December 31, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, and changes in the fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the years ended December 31, 2022 and 2021, we had a net loss of $750,347 and $13,782, respectively, which consisted of $1,598,013 and $13,782 of operating costs, respectively, $200,000 and $0 of franchise tax, partially offset by $1,268,362 and $0 of interest income on marketable securities held in our Trust Account, and $969 and $0 of interest income, respectively. Operating costs increased during the current year due to the Company’s Initial Public Offering that closed in February 2022, and costs related to pursuit of the Company’s Initial Business Combination. We also recognized income tax expense of $221,665 and $0 for the years ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

On February 15, 2022, we consummated our Initial Public Offering of 8,625,000 units at a price of $10.00 per unit (including 1,125,000 units from the full exercise of the underwriters’ over-allotment option), generating gross proceeds of $86,250,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 505,000 private placement units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $5,050,000. Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the private placement units, a total of $82,925,000 of net proceeds were placed in the trust account. We incurred $4,793,698 in transaction costs, including $2,587,500 of underwriting fees, $1,725,000 of underwriting discount and $481,198 of other offering costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

At December 31, 2022, we had $75,612 in cash and a working capital deficit of $788,689. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. On February 5, 2023, the Company received notice from the Sponsor of its intention to extend the Combination period by three months until May 15, 2023. On February 8, 2023 in accordance with the Company’s amended and restated certificate of incorporation, the Sponsor’s designee deposited $862,500 into the Company’s trust account in connection with the extension. There is one additional three-month extension available to the Company. In the event we do not complete a Business Combination by May 15, 2023, or within an additional three months from that date if the available extension is exercised, the Company is required to redeem the public shares sold in the Initial Public Offering. Additionally, our officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company has paid $124,250 to the Sponsor through December 31, 2022 for administrative support services.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Loss Per Shares of Common Stock:

Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares for the year ended December 31, 2021 were reduced for the effect of an aggregate of 375,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 3). The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement warrants to purchase an aggregate of 6,847,500 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon his evaluation, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) concluded that, our disclosure controls and procedures were not effective related to the lack of sufficient accounting personnel to manage the Company’s financial accounting process and certain accruals not initially being recorded in a timely manner which combined constituted a material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022 due to the material weakness in our internal control over financial reporting described above.

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

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Donald H. Goree	65	Chief Executive Officer, Director and Chairman
Donald W. Orr	70	President and Director
Joseph V. Salvucci, Sr.	66	Independent Director
Diego Rojas	68	Independent Director
Joseph V. Salvucci, Jr.	38	Independent Director

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

Executive Officer and Director Compensation

None of our executive officers or directors has received any cash compensation for services rendered to us, other than Donald W. Orr, as detailed below.

We currently pay our sponsor $5,000 per month for providing us with office space, utilities, secretarial and administrative services. We also agreed to pay Sponsor an additional $5,000 per month for such services, but have agreed with Sponsor to defer payment to Sponsor of such additional accrued amounts until the closing of the Purchase. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

Other than the $5,000 per month, including the deferred payments, administrative fee for office space, utilities, secretarial and administrative services, and the reimbursement for out-of-pocket expenses, and $5,000 per month paid to Donald W. Orr, no compensation or fees of any kind will be paid to our sponsor, or members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is).

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. Any compensation to be paid to our executive officers will be determined by a compensation committee consisting solely of independent directors in accordance with the compensation committee charter.

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

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these fiduciary obligations under applicable law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Executive Officers.”

●	Our sponsor and its permitted transferees each has entered into a letter agreement with us, pursuant to which each has agreed to waive (i) its redemption rights with respect to all shares of our common stock then owned by it in connection with the completion of our initial business combination and (ii) its rights to liquidating distributions from the trust account with respect to its founder shares and, solely with respect to the sponsor, the private placement shares, if we fail to complete our initial business combination within 15 months (or within 18 months if we further extend the period of time to consummate a business combination) from February 15, 2022 (although its will be entitled to liquidating distributions from the trust account with respect to any public shares it holds if we fail to complete our business combination within the prescribed time frame). If we do not complete our initial business combination within the allotted time period, the proceeds of the sale of the private placement units will be used to fund the redemption of our public shares, and the private placement units (and their constituent securities) will expire worthless. Except for transfers to permitted transferees, the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of (i) 180 days following the completion of our initial business combination or earlier if, subsequent to our initial business combination, the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination and (ii) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. The private placement units (and their constituent securities) cannot be transferred except to certain permitted transferees until 30 days after the completion of our initial business combination. Given these characteristics of certain of our securities held by our sponsor, our sponsor may have a conflict of interest with respect to whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans in the form of promissory notes from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. We do not believe that these contractual obligations will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

ITEM 11. EXECUTIVE COMPENSATION

Officer and Director Compensation

We currently pay our sponsor $5,000 per month for providing us with office space, utilities, secretarial and administrative services. We’ve also agreed to pay Sponsor an additional $5,000 per month for such services, but have agreed with Sponsor to defer payment to Sponsor of such additional accrued amounts until the closing of the Purchase. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

Other than the $5,000 per month, including the deferred payments, administrative fee for office space, utilities, secretarial and administrative services, and the reimbursement for out-of-pocket expenses, and $5,000 per month paid to Donald W. Orr, no compensation or fees of any kind will be paid to our sponsor, or members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is).

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors in accordance with the compensation committee charter.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock(3)
HNRAC Sponsors LLC	122,656	1.05%
Donald H. Goree(7)	367,969	3.16%
Donald W. Orr(4)	—	—
Joseph V. Salvucci, Sr.	—	—
Diego Rojas	—	—
Joseph V. Salvucci, Jr.(5)	—	—
All directors and executive officers as a group (5 individuals)	367,969	3.16%
JVS Alpha Property, LLC(6)	940,000	8.08%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 3730 Kirby Drive, Suite 1200, Houston, Texas 77098.

(2)	Consists solely of founder shares.

(3)	Based on 11,631,250 shares of common stock outstanding.

(4)	Mr. Orr, as Manager of HNRAC Sponsors LLC, has voting and dispositive control over the securities held by such entity, however he disclaims any beneficial ownership of such shares.

(5)	Mr. Salvucci Jr. has sole voting and dispositive control over the securities held by JVS Alpha Property, LLC, however he disclaims any beneficial ownership of such shares.

(6)	JVS Alpha Property, LLC’s Manager is Joseph V. Salvucci, Jr., who has voting and dispositive control over the shares held by such entity.

(7)

Mr. Goree has sole voting and dispositive control over the securities held by Rhone Merchant House Ltd, which was transferred 367,969 private placement shares and warrants by Sponsor in a permitted transfer subsequent to the Initial Public Offering.

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

Our sponsor has purchased from us an aggregate of 505,000 private placement units at a price of $10.00 per unit ($5,050,000 in the aggregate) in a private placement that closed simultaneously with the closing of our Initial Public Offering. The common stock and warrants which were components of the private placement units cannot be transferred except to certain permitted transferees until 30 days after the completion of our initial business combination. Such permitted transferees include our executive officers and directors and other persons or entities affiliated with or related to them. Any permitted transferees receiving such securities will be subject to the same agreements with respect to such securities as our sponsor. If the private placement warrants are held by holders other than our sponsor or any of its permitted transferees, such warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in our Initial Public Offering.

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

Through December 31, 2021, a shareholder of our sponsor funded certain offering costs, totaling $88,200. The amount owed to our sponsor is unsecured, due on demand and non-interest bearing. In February 2022, the Company repaid the $88,200 in short term advances from a shareholder of the Sponsor, and paid an additional $190,202 for expenses the individual incurred related to services provided by our sponsor.

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

Effective April 11, 2022, the Company entered into an agreement with Rhone Merchant Resources Inc. (formerly known as Houston Natural Resources Inc.), a Company controlled by our Chairman and CEO, for services related to identifying potential business combination targets. The Company paid $275,000 up front related to this agreement in February 2022.

On May 1, 2022, and effective April 6, 2022, the Company entered into a consulting agreement in the ordinary course of business with a stockholder who owns 400,000 non-redeemable common shares, whereby any business acquisition that the Company closes through referral by the consultant will entitle the consultant to a finders fee. During year ended December 31, 2022, the Company also paid this stockholder $61,000 related to costs of capital associated with the Company’s IPO and $30,260 of acquisition related costs. During the year ended December 31, 2022, this stockholder paid expenses of $29,000 on behalf of the Company. These expenses and an additional $27,000 paid subsequent to December 31, 2022 were restructured into a promissory note and warrant purchase agreement with the consultant in January 2023.

During the year ended December 31, 2022, the Company incurred and paid $15,000 to a company controlled by a member of the Board of Directors of the Company for due diligence costs of potential targets.

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

In December 2022, the Company received $100,000 in cash proceeds from a member of the Board of Directors on an unsecured, non-interest bearing basis. This amount was included in Due to related parties on the Company’s balance sheet as of December 31, 2022. In January 2023, the Company received an additional $300,000 in cash proceeds and entered into a note and warrant purchase agreement.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders.

We have entered into one or more registration rights agreements with respect to the founder shares, the private placement shares and warrants, and any warrants issued upon conversion of working capital loans (if any).

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company and our stockholders from a financial point of view. No finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments have been or will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our Initial Public Offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $88,200 in loans made to us by our sponsor to cover offering related and organizational expenses;

●	Payment to an affiliate of our sponsor of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, and MaloneBailey, LLP, or MaloneBailey, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum and previously provided by MaloneBailey in connection with regulatory filings. The aggregate fees to be billed by Marcum for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2021 were $37,000, and Marcum billed the Company for $86,797 in fees related to the audit of our annual financial statements for the year ended December 31, 2022 and interim review of our financial statements. The aggregate fees billed by MaloneBailey for professional services rendered for the review of the financial information for the respective periods and other required filings with the SEC for the year ended December 31, 2021, totaled $42,500. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum or MaloneBailey for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and 2021.

Tax Fees. We paid no fees to Marcum or MaloneBailey for tax planning and tax advice for the years ended December 31, 2022 and 2021.

All Other Fees. We incurred $18,540 in other fees for services from Marcum during the year ended December 31, 2022. We did not pay MaloneyBailey for other services for the years ended December 31, 2022 and 2021.

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

Exhibit No.	Description
2.1	Membership Interest Purchase Agreement, dated as of December 27, 2022, by and among the Company, Sponsor and Seller (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed by the Registrant on January 3, 2023)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.1	Insider Letter between the Registrant and each of its executive officers, directors, HNRAC Sponsors LLC and its permitted transferees (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.3	Registration Rights Agreement between the Registrant and certain security holders (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.4	Securities Subscription Agreement (founder shares), dated December 24, 2020, between the Registrant and HNRAC Sponsors LLC (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.5	Unit Subscription Agreement between the Registrant and HNRAC Sponsors LLC (private placement units) (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.7	Administrative Services Agreement by and between the Registrant and HNRAC Sponsors LLC (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.8	Services Agreement, dated April 11, 2022, by and between Registrant and Houston Natural Resources, Inc. (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.9	Form of SPAC Stockholder Support Agreement, dated as of December 27, 2022, by and between the Company and SPAC Stockholder (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2023)
10.10	Form of Promissory Note, by and between the Company and Seller (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2023)
10.11	Form of Registration Rights Agreement, by and between the Company and Seller (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K as filed with the SEC on January 3, 2023)
10.12	Common Stock Purchase Agreement, dated as of October 17, 2022, by and between HNR Acquisition Corp and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K as filed with the SEC on October 21, 2023)
10.13	Registration Rights Agreement, dated as of October 17, 2022, by and between HNR Acquisition Corp and White Lion Capital LLC (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K as filed with the SEC on October 21, 2023).
16.1	Auditor Letter (incorporated by reference to Exhibit 16.1 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023

HNR ACQUISITION CORP

/s/ Donald H. Goree
Name:	Donald H. Goree
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Donald H. Goree	Chairman, Chief Executive Officer and Director	March 31, 2023
Donald H. Goree	(Principal Executive, Financial and Accounting Officer)

/s/ Donald Orr	President and Director	March 31, 2023
Donald Orr

/s/ Diego Rojas	Director	March 31, 2023
Diego Rojas

/s/ Joseph V. Salvucci, Jr.	Director	March 31, 2023
Joseph V. Salvucci, Jr.

/s/ Joseph V. Salvucci, Sr.	Director	March 31, 2023
Joseph V. Salvucci, Sr.

HNR ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

HNR Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HNR Acquisition Corp (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination. If the Company is unable to complete a business combination, a mandatory liquidation and subsequent dissolution will occur. The Company has a significant working capital deficiency as of December 31, 2022, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit[s] also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2022.

Houston, Texas

March 31, 2023

HNR ACQUISITION CORP

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Cash	$75,612	$38,743
Prepaid expenses	81,914	-
Deferred offering costs	-	297,233
Total current assets	157,526	335,976
Marketable securities held in Trust Account	89,243,362	-
Total assets	$89,400,888	$335,976

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$395,550	$136,558
Income tax payable	221,665	-
Franchise tax payable	200,000	-
Advances from related party	129,000	88,200
Total current liabilities	946,215	224,758
Deferred underwriting fee payable	2,587,500	-
Total liabilities	3,533,715	224,758

Commitments and Contingencies (Note 6)
Redeemable Common Stock
Redeemable Common Stock, $0.0001 par value; 8,625,000 shares outstanding subject to redemption at $10.32 per share as of December 31, 2022 and 0 outstanding as of December 31, 2021	89,043,362	-

Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at December 31, 2022; None outstanding at December 31, 2021	-	-
Common stock, $0.0001 par value; 100,000,000 authorized shares, 3,006,250 and 2,875,000 shares issued and outstanding (excluding 8,625,000 and 0 shares subject to redemption) at December 31, 2022 and 2021, respectively	301	288
Additional paid-in capital	-	124,712
Accumulated deficit	(3,176,490)	(13,782)
Total stockholders’ (deficit) equity	(3,176,189)	111,218
Total redeemable common stock, liabilities and stockholders’ (deficit) equity	$89,400,888	$335,976

The accompanying notes are an integral part of these financial statements.

HNR ACQUISITION CORP

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021

Expenses:
Formation and operating costs	$1,598,013	$13,782
Franchise taxes	200,000	-
Loss from operations	(1,798,013)	(13,782)
Other income
Interest income	969	-
Interest income on marketable securities held in Trust Account	1,268,362	-
Total other income	1,269,331	-
Loss before income taxes	(528,682)	(13,782)
Income tax provision	(221,665)	-
Net Loss	$(750,347)	$(13,782)
Weighted average shares outstanding, redeemable common stock - basic and diluted	7,538,014	-
Net income (loss) per share of common stock – basic and diluted	$(0.02)	$-
Weighted average shares outstanding, non-redeemable common stock - basic and diluted (1)	2,978,445	2,500,000
Net income (loss) per share of common stock – basic and diluted	$(0.19)	$(0.01)

(1)	This number for the year ended December 31, 2021 excludes an aggregate of up to 375,000 shares of common stock subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 4).

The accompanying notes are an integral part of these financial statements.

HNR ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Years Ended December 31, 2022 and 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance – December 31, 2021	2,875,000	$288	$24,712	$-	$25,000
Capital contribution by Sponsor	-	-	100,000	-	100,000
Net loss	-	-	-	(13,782)	(13,782)
Balance – December 31, 2021	2,875,000	288	124,712	(13,782)	111,218
Forfeiture of shares by Sponsor	(373,750)	(37)	37	-	-
Issuance of Private Placement Units	505,000	50	5,023,334	-	5,023,384
Fair value of public warrants	-	-	5,879,729	-	5,879,729
Offering costs allocated to public warrants	-	-	(30,989)	-	(30,989)
Remeasurement of redeemable common stock to redemption value	-	-	(10,996,823)	(2,412,361)	(13,409,184)
Net loss	-	-	-	(750,347)	(750,347)
Balance – December 31, 2022	3,006,250	$301	$-	$(3,176,490)	$(3,176,189)

The accompanying notes are an integral part of these financial statements.

HNR ACQUISITION CORP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(750,347)	$(13,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(1,268,362)	-
Changes in operating assets and liabilities
Prepaid expenses	(81,914)	-
Accounts payable and accrued liabilities	171,274	(72,925)
Accounts payable related parties	190,202
Income tax payable	221,665
Franchise tax payable	200,000	-
Net cash used in operating activities	(1,317,482)	(86,707)

Cash flows from investing activities:
Marketable securities held in Trust Account	(87,975,000)	-
Net cash used in investing activities	(87,975,000)	-

Cash flows from financing activities:
Proceeds from Initial Public Offering, net of costs of capital	84,319,667	-
Proceeds from Private Placement, net of costs of capital	5,023,384	-
Capital contributions from Sponsor	-	100,000
Payment of deferred offering costs	(25,500)	(62,750)
Proceeds received from related party	100,000	63,200
Repayment of advances from related party	(88,200)	-
Net cash provided by financing activities	89,329,351	100,450

Net increase in cash	36,869	13,743
Cash at beginning of period	38,743	25,000
Cash at end of period	$75,612	$38,743

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued liabilities	$-	$134,483
Deferred offering costs paid directly by related party	$-	$25,000
Remeasurement of redemption value of redeemable common stock	$13,409,184	$-
Deferred underwriting fee payable	$2,587,500	$-
Expenses paid by related party	$29,000

The accompanying notes are an integral part of these financial statements.

HNR ACQUISITION CORP.
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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from December 9, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”) described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its year end.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete its initial business combination within 15 months (or within 18 months if we further extend the period of time to consummate a business combination, as described in more detail in the prospectus) from the closing of the Initial Public Offering (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity; or (iii) the redemption of 100% of the shares of common stock previously included in the Units sold in the Initial Public Offering if the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering (subject to the requirements of law).

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

The Company will only have 15 months (with one additional three-month extensions available to the Company in accordance with the Company’s amended and restated certificate of incorporation) from the closing date of the Initial Public Offering, February 15, 2022, to complete its initial Business Combination. See Note 9 for discussion of the first extension of this time period. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into a letter agreement with the Company, pursuant to which they have waived their right to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account, with respect to such public shares, upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

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

Going Concern Consideration

At December 31, 2022, the Company had $75,612 in cash and a working capital deficit of $788,689. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On February 5, 2023, the Company received notice from the Sponsor of its intention to extend the Combination period by three months until May 15, 2023. On February 8, 2023 in accordance with the Company’s amended and restated certificate of incorporation, the Sponsor’s designee deposited $862,500 into the Company’s trust account in connection with the extension. There is one additional three-month extension available to the Company. In the event the Company does not complete a Business Combination by May 15, 2023, or within an additional three months from that date if the available extension is exercised, the Company is required to redeem the public shares sold in the Initial Public Offering. Additionally, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Loss Per Shares of Common Stock:

Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares for the year ended December 31, 2021 were reduced for the effect of an aggregate of 375,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 3). The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 6,847,500 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

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

	Year Ended
	December 31, 2022	December 31, 2021
Redeemable common stock
Numerator: net income (loss) allocable to redeemable common stock	$(178,613)	$-
Denominator: weighted average number of redeemable common stock	7,538,014	-
Basic and diluted net income (loss) per redeemable common stock	$(0.02)	$-

Non-redeemable common stock
Numerator: net loss allocable to non-redeemable common stock	$(571,734)	$(13,782)
Denominator: weighted average number of non-redeemable common stock	2,978,445	2,500,000
Basic and diluted net loss per non-redeemable common stock	$(0.19)	$(0.01)

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

Cash:

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The balance of the Company’s cash and cash equivalents as of December 31, 2022 and 2021 was $75,612 and $38,743, respectively.

Marketable Securities Held in Trust Account:

At December 31, 2022, the assets held in the Trust Account were held in mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in Interest Income on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

At December 31, 2022, the redeemable common stock reflected on the Company’s balance sheet consisted of the following:

Gross Proceeds	$86,250,000
Less: fair value of public warrants	(5,879,729)
Less: common stock issuance costs	(4,736,093)
Accretion to redemption value	13,409,184
Redeemable common stock	$89,043,362

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company granted the underwriter a 45-day option to purchase up to fifteen percent (15%) of additional Units to cover any over-allotments, at the Initial Public Offering price less the underwriting discounts and commissions. Simultaneously with the IPO, on February 15, 2022, the over-allotment was fully exercised.

The Warrants issued in connection with the Units that were issued upon exercise of the underwriters’ over-allotment option are identical to the public Warrants and have no net cash settlement provisions. The Company accounts for its Public and Private warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Private Placement Units

The Sponsor, together with such other members, if any, of the Company’s executive management, directors, advisors or third party investors as determined by the Sponsors in its sole discretion, purchased, in the aggregate, 505,000 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement which included a share of common stock and warrant to purchase three quarters of one share of common stock at an exercise price of $11.50 per share, subject to certain adjustments (“Private Placement Warrants” and together, the “Private Placement”) that occurred immediately prior to the Public Offering in such amounts as is required to maintain the amount in the Trust Account at $10.30 per Unit sold. The Sponsor agreed that if the over-allotment option was exercised by the underwriter in full or in part, the Sponsor and/or its designees shall purchase from us additional private placement units on a pro rata basis in an amount that is necessary to maintain in the trust account $10.30. Since the over-allotment was exercised in full, the Sponsor purchased 505,000 Private Placement Units. The purchase price of the Private Placement Units was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Units (including the warrants and common stock issuable upon exercise of the Private Placement Units) will not be transferable, assignable, or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the original holders or their permitted transferees. If the Private Placement Units are held by someone other than the original holders or their permitted transferees, the Private Placement Units will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Units being sold in the Initial Public Offering. Otherwise, the Private Placement Units have terms and provisions that are substantially identical to those of the Warrants sold as part of the Units in the Initial Public Offering.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distributions to the public stockholders and the Warrants issued to the Sponsor will expire worthless.

Related Party Loans and Costs

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the Working Capital Loans may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There were no such Working Capital Loans taken as of December 31, 2022.

In December 2022, the Company received $100,000 in cash proceeds from a member of the Board of Directors on an unsecured, non-interest bearing basis. This amount was included in Advances from related parties on the Company’s balance sheet as of December 31, 2022. In January 2023, the Company received an additional $300,000 in cash proceeds and entered into a note and warrant purchase agreement. See Note 9.

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

Following the IPO, effective April 14, 2022, the Company entered into an agreement with Rhone Merchant Resources Inc. (formerly known as Houston Natural Resources Inc)., a Company controlled by our Chairman and CEO, for services related to identifying potential business combination targets. The Company paid $275,000 up front related to this agreement in February 2022, and is included in Prepaid Expenses on the Company’s balance sheet. Based on the terms of the agreement, the prepaid expense is being amortized through the earlier of the one-year anniversary of the Company’s IPO, or the date the Business Combination is completed. As of December 31, 2022, the unamortized balance of the prepaid balance was $37,089.

Administrative Service Agreement

The Company has agreed to pay $10,000 a month for office space, utilities and secretarial support provided by Rhone Merchant Resources Inc. (formerly known as Houston Natural Resources, Inc.), an affiliate of the Sponsor. The administrative services will commence on the date the securities are first listed on NYSE American and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company has paid a total of $105,000 under this agreement during the year ended December 31, 2022 and paid an additional $10,000 prior to the effective date of the agreement. The Company owed $5,000 under this agreement as of December 31, 2022. The Company recognized $105,000 of expense related to this agreement during the year ended December 31, 2022, with $15,000 recorded as a prepaid expense. The Company paid $9,250 under this agreement during the year ended December 31, 2021.

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

On May 1, 2022, and effective April 6, 2022, the Company entered into a consulting agreement in the ordinary course of business with a stockholder who owns 400,000 non-redeemable common shares, whereby any business acquisition that the Company closes through referral by the consultant will entitle the consultant to a finders fee. During the year ended December 31, 2022, the Company also paid this stockholder $61,000 related to costs of capital associated with the Company’s IPO and $30,260 of acquisition related costs. During the year ended December 31, 2022, this stockholder paid expenses of $29,000 on behalf of the Company. The Company included the amount owed to the stockholder in Advances from related parties on the Company’s balance sheet as of December 31, 2022. These expenses and an additional $27,000 paid subsequent to December 31, 2022 were restructured into a promissory note as discussed in Note 9.

During the year ended December 31, 2022, the Company incurred and paid $15,000 to a company controlled by a member of the Board of Directors of the Company for due diligence costs of potential acquisition targets.

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

At December 31, 2022, the authorized common stock of the Company was 100,000,000 shares with a par value of $0.0001 per share. At December 31, 2022, the authorized preferred stock of the Company was 1,000,000 shares with a par value of $0.0001 per share. After completion of the Initial Public Offering, the Company will likely (depending on the terms of the Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s common stock vote together as a single class and are entitled to one vote for each share of common stock.

At December 31, 2021, there were 2,875,000 shares of common stock issued and outstanding, of which an aggregate of up to 375,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option is exercised in full or in part. On February 4, 2022, the Sponsor forfeited 373,750 shares and as a result, there are currently 2,501,250 founder shares issued and outstanding, of which an aggregate of up to 326,250 of such shares were subject to forfeiture to the extent that the over-allotment option would not be exercised by the underwriter in full or in part. The over-allotment was exercised in full and as such there are no such shares subject to forfeiture.

On December 8, 2021, the Board of Directors of the Company agreed to compensate the directors of the Company through the issuance of shares of the Company equal in value to $100,000 per director, which shall be payable and issued subject to one year of continued service to the Company commencing after the completion of the initial business combination (and which shall be pro-rated for any period less than one year of service). No such awards were granted as of December 31, 2022.

As of December 31, 2022, there were 11,631,250 shares of common stock outstanding, of which 8,625,000 are subject to redemption at $10.32 per share and are reflected as mezzanine equity on the Company’s balance sheet at redemption value.

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

Registration Rights Agreement (White Lion)

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

Registration Rights Agreement (Founder Shares)

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

Other agreements

On September 30, 2022, the Company entered into an agreement with a consultant for services related to securing additional financing for potential future acquisitions for a period of one year. In connection with this agreement, the consultant may receive a finders fee from any financing that is secured by the Company from a referral by the consultant.

NOTE 7 – PROPOSED BUSINESS COMBINATION

On December 27, 2022, the Company, entered into a membership interest purchase agreement (the “MIPA”) with CIC Pogo LP, a Delaware limited partnership (“CIC”), DenCo Resources, LLC, a Texas limited liability company (“DenCo”), Pogo Resources Management, LLC, a Texas limited liability company (“Pogo Management”), 4400 Holdings, LLC, a Texas limited liability company (“4400” and, together with CIC, DenCo and Pogo Management, collectively, “Seller” and each a “Seller”), and, solely with respect to Section 7.20 of the MIPA, HNRAC Sponsors LLC, a Delaware limited liability company (“Sponsor”).

The Purchase

Pursuant to the MIPA, at the closing of the transactions contemplated by the MIPA the Company will purchase and from Seller 100% of the outstanding membership interests of Pogo Resources, LLC, a Texas limited liability company (the “Target”).

The purchase price for the Target will be (a) cash in the amount of $100,000,000; provided, that up to $15,000,000 of the cash consideration may be payable through a promissory note to Seller and (b) 2,000,000 shares of the Company’s common stock. The purchase price is subject to adjustment in accordance with the MIPA.

NOTE 8 — INCOME TAXES

As of December 31, 2022 and 2021, the Company’s net deferred tax assets are as follows:

Deferred tax asset:	2022	2021
Federal net operating loss	$—	$3,000
Start-up costs	251,777	—
Total deferred tax asset	251,777	3,000
Valuation allowance	(251,777)	(3,000)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	For the year ending	For the year ending
	December 31, 2022	December 31, 2021
Federal:
Current	$221,665	$—
Deferred	(248,777)	(3,000)
State:
Current	—	—
Deferred	—	—
Change in Valuation allowance	248,777	3,000
Income tax provision	$221,665	$—

As of December 31, 2021 and December 31, 2022, the Company had $0 and $14,000, respectively, of estimated U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

		For the period from February 18, 2021
	For the year	(inception) through
	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Transaction costs	(15.9)%	-%
Change in valuation allowance	(47.1)%	(21.0)%
Income tax provision	(41.9)%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On January 20, 2023, the Company entered into a promissory note and warrant purchase agreement for working capital purposes with a stockholder who owns 400,000 non-redeemable shares of common stock in the amount of $56,000, representing amounts paid by the holder on behalf of the Company for expenses, including $29,000 that were paid on behalf of the Company during the year ended December 31, 2022 and included in Advances from related parties on the Company’s balance sheet. The unsecured promissory note bears interest at the lesser of 15% or the highest rate allowable by law per annum and matures on the fifth anniversary of the Closing of the MIPA. The holder may demand repayment after six months from the Closing of the MIPA.

In connection with this promissory note, the holder received 56,000 warrants to purchase 42,000 shares of common stock of the Company at an exercise price of $11.50 per share. The warrants shall become exercisable beginning at the Closing of the MIPA and expire on January 20, 2028. The warrant holder shall have the one time right on the 18 month anniversary of the effective date of the warrants to require the Company to repurchase the warrants.

On January 20, 2023, the Company entered into a promissory note and warrant purchase agreement for working capital purposes with member of the Board of the Directors of the Company in the amount of $400,000, related to $100,000 of cash proceeds received by the Company during the year ended December 31, 2022 and included in Advances from related parties on the Company’s balance sheet, and $300,000 of proceeds received in January 2023. The unsecured promissory note bears interest at the lessor of 15% or the highest rate allowable by law per annum and matures on the fifth anniversary of the Closing of the MIPA. The holder may demand repayment after six months from the Closing of the MIPA.

In connection with this promissory note, the holder received 400,000 warrants to purchase 300,000 shares of common stock of the Company at an exercise price of $11.50 per share. The warrants shall become exercisable beginning at the Closing of the MIPA and expire on January 20, 2028. The warrant holder shall have the one time right on the 18 month anniversary of the effective date of the warrants to require the Company to repurchase the warrants.

On February 5, 2023, the Company received notice from the Sponsor of its intention to extend the Combination period by three months until May 15, 2023. On February 8, 2023 in accordance with the Company’s amended and restated certificate of incorporation, the Sponsor’s designee deposited $862,500 into the Company’s trust account in connection with the extension. There is one additional three-month extension available to the Company.