Form 10-Q
period 2023-03-31
HNR Acquisition Corp.
filed 2023-05-22
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 001-41278

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

As of May 12, 2023, there were 7,515,653 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

HNR ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

Part I. Financial Information

Item 1. Financial Statements

HNR ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash	$109,287	$75,612
Prepaid expenses	-	81,914
Total current assets	109,287	157,526
Marketable securities held in Trust Account	91,052,778	89,243,362
Total assets	$91,162,065	$89,400,888

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$722,287	$395,550
Income tax payable	410,383	221,665
Franchise tax payable	250,000	200,000
Notes payable from related party, net of discount	461,617	129,000
Total current liabilities	1,844,287	946,215
Warrant liabilities	1,040,718	-
Deferred underwriting fee payable	2,587,500	2,587,500
Total for non-current liabilities	3,628,218	2,587,500
Total liabilities	5,472,505	3,533,715

Commitments and Contingencies (Note 6)

Redeemable Common Stock, $0.0001 par value; 8,625,000 shares outstanding subject to redemption at $10.53 and $10.32 per share as of March 31, 2023 and December 31, 2022, respectively	90,802,778	89,043,362

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 authorized shares, 3,006,250 shares issued and outstanding (excluding 8,625,000 and 0 shares subject to redemption) at March 31, 2023 and December 31, 2022	301	301
Additional paid-in capital	-	-
Accumulated deficit	(5,113,519)	(3,176,490)
Total stockholders’ deficit	(5,113,218)	(3,176,189)
Total liabilities and stockholders’ deficit	$91,162,065	$89,400,888

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNR ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDEDMARCH 31, 2023 AND 2022

(UNAUDITED)

	March 31, 2023	March 31, 2022

Expenses:
Formation and operating costs	$653,731	$276,160
Franchise taxes	50,000	-
Loss from operations	(703,731)	(276,160)
Other Income (expenses)
Interest income on marketable securities held in Trust Account	946,916	8,293
Change in fair value of warrant liability	(20,756)
Dividend income	1,739	-
Amortization of debt discount	(184,579)	-
Interest expense	(28,485)	-
Total other income (expenses)	714,835	8,293
Income (loss) before income taxes	11,104	(267,867)
Income tax provision	(188,718)	-
Net loss	$(177,614)	$(267,867)
Weighted average share outstanding, redeemable common stock - basic and diluted	8,625,000	4,216,667
Net income (loss) per share of redeemable common stock – basic and diluted	$0.01	$(0.04)
Weighted average share outstanding, non-redeemable common stock - basic and diluted	3,006,250	2,893,486
Net loss per share of non-redeemable common stock – basic and diluted	$(0.10)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNR ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	3,006,250	$301	$-	$(3,176,490)	$(3,176,189)
Remeasurement of redeemable common stock to redemption value	-	-	-	(1,759,415)	(1,759,415)
Net loss	-	-	-	(177,614)	(177,614)
Balance – March 31, 2023 (Unaudited)	3,006,250	$301	$792,854	$(5,113,519)	$(5,113,218)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance – January 1, 2022	2,875,000	$288	$124,712	$(13,782)	$111,218
Forfeiture of shares by Sponsor	(373,750)	(37)	37	-	-
Issuance of Private Placement Units	505,000	50	5,020,294	-	5,020,344
Fair value of warrants	-	-	5,879,729	-	5,879,729
Offering costs allocated to public warrants	-	-	(34,529)	-	(34,529)
Remeasurement of redeemable common stock to redemption value	-	-	(10,990,243)	(1,398,959)	(12,389,202)
Net loss	-	-	-	(267,867)	(267,867)
Balance – March 31, 2022 (Unaudited)	3,006,250	$301	$-	$(1,680,608)	$(1,680,307)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNR ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(177,614)	$(267,867)
Interest income on marketable securities held in Trust Account	(946,916)	(8,293)
Change in fair value of warrant liability	20,756	-
Amortization of debt discount	184,579	-
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Prepaid expenses	81,914	(449,776)
Accounts payable and accrued liabilities	326,738	42,089
Income tax payable	188,718	-
Franchise tax payable	50,000	-
Net cash used in operating activities	(271,825)	(683,847)

Cash flows from investing activities:
Marketable securities held in Trust Account	(862,500)	(87,975,000)
Net cash used in investing activities	(862,500)	(87,975,000)

Cash flows from financing activities:
Proceeds from Initial Public Offering, net of costs of capital	-	84,322,707
Proceeds from Private Placement, net of costs of capital	-	5,020,344
Payment of deferred offering costs	-	(25,500)
Proceeds from related party notes payable	1,168,000	-
Repayment of advances from related party	-	(88,200)
Net cash provided by financing activities	1,168,000	89,229,351

Net increase (decrease) in cash	33,675	570,504
Cash at beginning of period	75,612	38,743
Cash at end of period	$109,287	$609,247

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrant liability issued in connection with notes payable	$1,019,962	$-
Deferred offering costs in accounts payable	$-	$54,960
Remeasurement of redemption value of redeemable Class A common stock	$1,759,415	$12,389,202
Deferred underwriting fee payable	$-	$2,587,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNR ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from December 9, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”) described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its year end.

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

The Company originally had 15 months (with one additional three-month extensions available to the Company in accordance with the Company’s amended and restated certificate of incorporation) from the closing date of the Initial Public Offering, February 15, 2022, to complete its initial Business Combination. On February 8, 2023 in accordance with the then-effective Company’s amended and restated certificate of incorporation, the Sponsor’s designee deposited $862,500 into the Company’s trust account in connection with the extension. On May 11, 2023, the stockholders of the Company approved, and the Company filed with the Secretary of State of Delaware, an amendment to the Company’s certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination from May 15, 2023 by up to six (6) one-month extensions to November 15, 2023, provided that the Sponsor deposits into the Trust Account the lesser of (x) $120,000, or (y) $0.04 per share for each public share of common stock outstanding as of the applicable deadline for each such one-month extension until November 15, 2023, unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of the initial Business Combination. On May 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to June 15, 2023. In the event the Company does not complete a Business Combination by June 15, 2023, or within an additional five months from that date if the available extensions are exercised, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into a letter agreement with the Company, pursuant to which they have waived their right to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account, with respect to such public shares, upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within each required time period.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

Going Concern Considerations

At March 31, 2023, the Company had $109,287 in cash and a working capital deficit of $1,074,617, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On February 5, 2023, the Company received notice from the Sponsor of its intention to extend the Combination period by three months until May 15, 2023. On February 8, 2023 in accordance with the Company’s then-effective amended and restated certificate of incorporation, the Sponsor’s designee deposited $862,500 into the Company’s trust account in connection with the extension. . On May 11, 2023, the stockholders of the Company approved, and the Company filed with the Secretary of State of Delaware, an amendment to the Company’s certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination from May 15, 2023 by up to six (6) one-month extensions to November 15, 2023, provided that the Sponsor deposits into the Trust Account the lesser of (x) $120,000, or (y) $0.04 per share for each public share of common stock outstanding as of the applicable deadline for each such one-month extension until November 15, 2023, unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of the initial Business Combination. On May 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to June 15, 2023. In the event the Company does not complete a Business Combination by June 15, 2023, or within an additional five months from that date if the available extensions are exercised, the Company is required to redeem the public shares sold in the Initial Public Offering. Additionally, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The mandatory liquidation and liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Net Income (loss) Per Share:

Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement warrants to purchase an aggregate of 6,847,500 shares and warrants to purchase 972,750 issued in connection with working capital loans in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per share of common stock is the same as basic loss per share of common stock for the period presented.

The Company’s statements of operations include a presentation of net income (loss) per share for common stock shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income (loss) per common share, basic and diluted, for redeemable common stock is calculated by dividing the net income allocable to redeemable common stock, by the weighted average number of redeemable common shares outstanding since original issuance. Net income (loss) per common stock, basic and diluted, for non-redeemable common stock is calculated by dividing net income allocable to non-redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the periods. Shares of non-redeemable common stock include the founder shares as these common shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	Three Months Ended
	March 31, 2023	March 31, 2022
Redeemable common stock
Numerator: net income (loss) allocable to redeemable common stock	$113,036	$(163,776)
Denominator: weighted average number of redeemable common stock	8,625,000	4,216,667
Basic and diluted net income (loss) per redeemable common stock	$0.01	$(0.04)

Non-redeemable common stock
Numerator: net loss allocable to non-redeemable common stock	$(290,650)	$(104,091)
Denominator: weighted average number of non-redeemable common stock	3,006,250	2,893,486
Basic and diluted net loss per non-redeemable common stock	$(0.10)	$(0.04)

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

Cash:

Cash includes cash on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The balance of the Company’s cash as of March 31, 2023 and December 31, 2022 was $109,287 and $75,612, respectively.

Marketable Securities Held in Trust Account:

At March 31, 2023, the assets held in the Trust Account were held in mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in Interest Income on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

In accordance with Accounting Standards Codification ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, the warrants issued in connection with the working capital loans do not meet the criteria for equity classification due to the redemption right whereby the holder may require the Company to settle the warrant in cash 18 months after the closing of the MIPA, and must be recorded as liabilities. The warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

At March 31, 2023 and December 31, 2022, the redeemable common stock reflected on the Company’s balance sheet consisted of the following:

Gross Proceeds	$86,250,000
Less: fair value of public warrants	(5,879,729)
Less: common stock issuance costs	(4,736,093)
Accretion to redemption value	13,409,184
Redeemable common stock as of December 31, 2022	$89,043,362
Accretion to redemption value	1,759,415
Redeemable common stock as of March 31, 2023	$90,802,778

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted this guidance early on January 1, 2023 with no impact to the Company’s financial statements.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

On December 24, 2020, the Company issued an aggregate of 2,875,000 shares of common stock to the Sponsor for an aggregate purchase price of $25,000. Accordingly, as of December 31, 2020, the $25,000 payment due to the Company was recorded to the par value and additional paid-in-capital sections of the balance sheet. The agreement resulted in an aggregate of 2,875,000 shares of common stock held by the initial stockholders, of which an aggregate of up to 375,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part. On February 4, 2022, the Sponsor forfeited 373,750 shares and as a result, there are currently 2,501,250 founder shares issued and outstanding. An aggregate of up to 326,250 of such shares was subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriter in full or in part, so that the Sponsor will own 22.48% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Units in the Initial Public Offering and excluding the representative and consultant shares). No shares were forfeited since the underwriter did exercise the over-allotment in full.

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

In December 2022, the Company received $100,000 in cash proceeds from a member of the Board of Directors on an unsecured, non-interest bearing basis. This amount was included in Advances from related parties on the Company’s balance sheet as of December 31, 2022. In January 2023, the Company received an additional $300,000 in cash proceeds and entered into a note and warrant purchase agreement as discussed in Note 8.

In addition, the Sponsor or an affiliate of the Sponsor or certain of the Company’s or Sponsor’s officers and directors may provide the Company with uncompensated advisory services.

In February 2022, the Company repaid the $88,200 in short-term advances from a stockholder of the Sponsor, and paid an additional $190,202 for expenses the individual incurred related to services provided by our Sponsor, included in Formation and operating costs on the Company’s statements of operations.

Following the IPO, effective April 14, 2022, the Company entered into an agreement with Rhone Merchant Resources Inc. (formerly known as Houston Natural Resources Inc)., a Company controlled by our Chairman and CEO, for services related to identifying potential business combination targets. The Company paid $275,000 up front related to this agreement in February 2022, and is included in Prepaid Expenses on the Company’s balance sheet. Based on the terms of the agreement, the prepaid expense is being amortized through the earlier of the one-year anniversary of the Company’s IPO, or the date the Business Combination is completed. As of March 31, 2023 and December 31, 2022, the unamortized balance of the prepaid balance was $0 and $37,089, respectively.

Administrative Service Agreement

The Company has agreed to pay $10,000 a month for office space, utilities and secretarial support provided by Rhone Merchant Resources Inc. (formerly known as Houston Natural Resources, Inc.), an affiliate of the Sponsor. The administrative services will commence on the date the securities are first listed on NYSE American and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company paid $15,000 under this agreement during the three months ended March 31, 2023, and owes the Sponsor $20,000 as of March 31, 2023.

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

On May 1, 2022, and effective April 6, 2022, the Company entered into a consulting agreement in the ordinary course of business with a stockholder who owns 400,000 non-redeemable common shares, whereby any business acquisition that the Company closes through referral by the consultant will entitle the consultant to a finder’s fee. During the year ended December 31, 2022, the Company also paid this stockholder $61,000 related to costs of capital associated with the Company’s IPO and $30,260 of acquisition related costs. During the year ended December 31, 2022, this stockholder paid expenses of $29,000 on behalf of the Company. The Company included the amount owed to the stockholder in Advances from related parties on the Company’s balance sheet as of December 31, 2022. These expenses were restructured into a promissory note as discussed in Note 8.

During the year ended December 31, 2022, the Company incurred and paid $15,000 to a company controlled by a member of the Board of Directors of the Company for due diligence costs of potential acquisition targets.

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

At March 31, 2023, the authorized common stock of the Company was 100,000,000 shares with a par value of $0.0001 per share. At March 31, 2023, the authorized preferred stock of the Company was 1,000,000 shares with a par value of $0.0001 per share. After completion of the Initial Public Offering, the Company will likely (depending on the terms of the Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s common stock vote together as a single class and are entitled to one vote for each share of common stock.

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

As of March 31, 2023, there were 11,631,250 shares of common stock outstanding, of which 8,625,000 are subject to redemption at $10.53 per share and are reflected as mezzanine equity on the Company’s balance sheet at redemption value.

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

Other agreements

On September 30, 2022, the Company entered into an agreement with a consultant for services related to securing additional financing for potential future acquisitions for a period of one year. In connection with this agreement, the consultant may receive a finder’s fee from any financing that is secured by the Company from a referral by the consultant.

NOTE 7 — PROPOSED BUSINESS COMBINATION

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

NOTE 8 — NOTES PAYABLE

During the three months ended March 31, 2023, the Company entered into various unsecured promissory notes with existing investors of the Company for total principal of $1,297,000. The Company received cash proceeds of $1,168,000 during the three months ended March 31, 2023 and received $100,000 of cash proceeds during the year ended December 31, 2022. The Company also recharacterized a related party advance of $29,000 from December 31, 2022 into a note payable for expenses paid on behalf of the Company.

The promissory notes bear interest at the greater of 15% or the highest rate allowed under law, and have a stated maturity date of the five-year anniversary of the closing of the MIPA. The investor may demand repayment beginning six months after the closing of the MIPA. The investor also received common stock warrants equal to the principal amount funded. Each warrant entitles the holder to purchase three quarters of one share of common stock at a price of $11.50. Each warrant will become exercisable on the closing date of the MIPA and is exercisable through the five-year anniversary of the promissory note agreement date. The warrants also grant the holder a one-time redemption right to require the Company pay the holder in cash equal to $1 per warrant 18 months following the closing of the MIPA. A total of 1,297,000 warrants were issued to these investors. Based on the redemption right present in these warrants, the warrants are accounted for as a liability in accordance with ASC 480 and ASC 815, with the changes in fair value of the warrants recognize in the statement of operations.

The Company valued the warrants using the trading prices of the Public Warrants, which mirror the terms of the note payable warrants. The Company also estimated the fair value of the redemption put using a present value calculation for the time from the estimated closing date of the MIPA through the 18 month redemption date, an estimated discount rate of 12%, and an estimated probably of the MIPA closing of 90%. The initial fair value of the warrant liability was $1,019,962 and was recognized as debt discount. The estimated fair value of the warrants and redemption put was $1,040,718 as of March 31, 2023, and the Company recognized a change in fair value of the warrant liability of $20,756 during the three months ended March 31, 2023.

The Company is amortizing the debt discount through a period of six months from the estimated closing date of the MIPA. The Company recognized amortization of debt discount of $184,579 during the three months ended March 31, 2023.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued.

Subsequent to March 31, 2023, the Company received an additional $232,000 in cash proceeds under unsecured promissory notes with investors with the same terms as those disclosed above. The Company issued an additional 232,000 warrants with an exercise price of $11.50 to these investors in connection with the agreements.

On May 11, 2023, the stockholders of the Company approved, and the Company filed with the Secretary of State of Delaware, an amendment to the Company’s certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination from May 15, 2023 by up to six (6) one-month extensions to November 15, 2023, provided that the Sponsor deposits into the Trust Account the lesser of (x) $120,000, or (y) $0.04 per share for each public share of common stock outstanding as of the applicable deadline for each such one-month extension until November 15, 2023, unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of the initial Business Combination. On May 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to June 15, 2023.

Subsequent to March 31, 2023, in connection with the stockholder vote for the amendment to the Company’s certificate of incorporation, a total of 4,115,597 Public Shares for an aggregate redemption amount of $43,318,207 were redeemed from the Trust Account by the stockholders of the Company. The Company also withdrew a total of $711,204 from the Trust Account to pay franchise and federal income taxes.

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

As indicated in the accompanying financial statements, at March 31, 2023, we had $109,287 in cash and working capital of $1,259,233, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception (December 9, 2020) through March 31, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of a business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $177,614, which consisted of $653,731 of operating costs, $50,000 of franchise tax, amortization of debt discount of $184,579, dividend income of $1,739,interest expense on promissory notes of $28,485, a change in fair value of warrant liabilities of $20,756 and $188,718 of income taxes. These were partially offset by $946,916 of interest income on marketable securities held in our Trust Account, respectively. For the three months ended March 31, 2022, we had operating costs of $276,160 and interest income on marketable securities held in our Trust Account of $8,293.

Liquidity, Capital Resources and Going Concern

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

As of March 31, 2023, we had cash of $109,287 and marketable securities held in the Trust Account of $91,052,778 consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Subsequent to March 31, 2023, in connection with the stockholder vote for the amendment to the Company’s certificate of incorporation, a total of 4,115,597 Public Shares for an aggregate redemption amount of $43,318,207 were redeemed from the Trust Account by the stockholders of the Company. The Company also withdrew a total of $711,204 from the Trust Account to pay franchise and federal income taxes.

For the three months ended March 31, 2023, net cash used in operating activities was $271,825. Net loss of $177,614 was affected by interest income on marketable securities held in Trust of $946,916, change in fair value of warrant liabilities of $20,756, amortization of debt discount of $184,579 and a change in working capital accounts of $647,370. For the three months ended March 31, 2022, net cash used in operating activities was $683,847 from the Company’s net loss for the period of $267,867, $8,293 of interest income on marketable securities held in Trust and $407,687 of changes in working capital.

The Company had cash flows used in investing activities of $862,500 during the three months ended March 31, 2023 related to the deposit of the SPAC extension payment into the Trust, and $87,975,000 during the three months ended March 31, 2022 related to the initial Trust deposit from the Company’s IPO.

The Company had cash flows provided by financing activities of $1,168,000 during the three months ended March 31, 2023 related to the sale of unsecured promissory notes, coupled with the issuance of warrants, to investors. During the three months ended March 31, 2022, the Company has cash provided by financing activities of $89,229,351, primarily related to the net proceeds from the IPO of $84,322,707 and the Private Placement of $5,020,344.

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

At March 31, 2023, the Company had $109,287 in cash and a working capital deficit of $1,074,617, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On February 5, 2023, the Company received notice from the Sponsor of its intention to extend the Combination period by three months until May 15, 2023. On February 8, 2023 in accordance with the Company’s then-effective amended and restated certificate of incorporation, the Sponsor’s designee deposited $862,500 into the Company’s trust account in connection with the extension. . On May 11, 2023, the stockholders of the Company approved, and the Company filed with the Secretary of State of Delaware, an amendment to the Company’s certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination from May 15, 2023 by up to six (6) one-month extensions to November 15, 2023, provided that the Sponsor deposits into the Trust Account the lesser of (x) $120,000, or (y) $0.04 per share for each public share of common stock outstanding as of the applicable deadline for each such one-month extension until November 15, 2023, unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of the initial Business Combination. On May 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to June 15, 2023. In the event the Company does not complete a Business Combination by June 15, 2023, or within an additional five months from that date if the available extensions are exercised, the Company is required to redeem the public shares sold in the Initial Public Offering. Additionally, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The mandatory liquidation and liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Contractual obligations

We currently pay our Sponsor $5,000 per month for providing us with office space, utilities, secretarial and administrative services. We also agreed to pay Sponsor an additional $5,000 per month for such services, but have agreed with Sponsor to defer payment to Sponsor of such additional accrued amounts until the closing of the MIPA. The Company has paid $139,250 to the Sponsor through March 31, 2023 for administrative support services and owes the Sponsor $20,00 as of March 31, 2023.

The Company entered into various working capital unsecured promissory notes with existing investors of the Company, totaling $1,297,000. These notes will mature at the five year anniversary of the MIPA. The investor may demand repayment beginning six months from the closing date of the MIPA.

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

In accordance with Accounting Standards Codification ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, the warrants issued in connection with the working capital loans do not meet the criteria for equity classification due to the redemption right whereby the holder may require the Company to settle the warrant in cash 18 months after the closing of the MIPA, and must be recorded as liabilities. The warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

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

Net Loss Per Share of Common Stock:

Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement warrants to purchase an aggregate of 6,847,500 shares and warrants to purchase 972,750 issued in connection with working capital loans in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon his evaluation, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) concluded that, our disclosure controls and procedures were not effective related to the lack of sufficient accounting personnel to manage the Company’s financial accounting process, accounting of complex financial instruments and certain accruals not initially being recorded in a timely manner which combined constituted a material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the lack of sufficient accounting personnel, accounting of complex financial instruments and certain accruals not being recorded in a timely manner constituted a material weakness as defined in the SEC regulations.

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

Management assessed the effectiveness of our internal control over financial reporting at March 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2023 due to the material weakness in our internal control over financial reporting described above. We plan to enhance our processes to identify and appropriately recognize accounting transactions in a more timely manner, and understand the nuances of the complex accounting standards that apply to our financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report as amended on Form 10-K filed with the SEC on March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2023, the Company issued 50,000 warrants to a third-party having terms substantially similar to the Private Placement Warrants in connection with the receipt of $50,000 in cash and the issuance of a promissory note.

In January 2023, the Company issued 10,000 warrants to a third-party having terms substantially similar to the Private Placement Warrants in connection with the receipt of $10,000 in cash and the issuance of a promissory note.

In January 2023, the Company issued 75,000 warrants to a stockholder having terms substantially similar to the Private Placement Warrants in connection with the receipt of $75,000 in cash and the issuance of a promissory note.

In January 2023, the Company issued 100,000 warrants to a third-party having terms substantially similar to the Private Placement Warrants in connection with the receipt of $100,000 in cash and the issuance of a promissory note.

In January 2023, the Company issued 100,000 warrants to a stockholder having terms substantially similar to the Private Placement Warrants in connection with the receipt of $100,000 in cash and the issuance of a promissory note.

In January 2023, the Company issued 50,000 warrants to a director nominee having terms substantially similar to the Private Placement Warrants in connection with the receipt of $50,000 in cash and the issuance of a promissory note.

In February 2023, the Company issued 700,000 warrants to a stockholder controlled by a director having terms substantially similar to the Private Placement Warrants in connection with the receipt of $700,000 in cash and the issuance of a promissory note.

In February 2023, the Company issued 179,000 warrants to a stockholder having terms substantially similar to the Private Placement Warrants in connection with the receipt of $179,000 in cash and the issuance of a promissory note.

In March 2023, the Company issued 33,000 warrants to a stockholder controlled by a director having terms substantially similar to the Private Placement Warrants in connection with the receipt of $33,000 in cash and the issuance of a promissory note.

All issuances of warrants described above were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
3.2	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
3.3	Amendment to the Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2023, and incorporated herein by reference).
3.4	Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
4.2	Description of Registrant’s Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
10.1	Common Stock Purchase Agreement, dated as of October 17, 2022, by and between HNR Acquisition Corp and White Lion Capital LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2022 and incorporated herein by reference).
10.2	Registration Rights Agreement, dated as of October 17, 2022, by and between HNR Acquisition Corp and White Lion Capital LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 21, 2022 and incorporated herein by reference).
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HNR ACQUISITION CORP

Date: May 19, 2023	By:	/s/ Donald Goree
	Name:	Donald Goree
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer)