Form 10-K/A
period 2022-12-31
HNR Acquisition Corp.
filed 2023-05-24
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of March 27, 2023, 11,631,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	Houston, Texas	688

EXPLANTORY NOTE

HNR Acquisition Corp (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission on March 31, 2023 (the “Form 10-K”) solely to replace Exhibit 31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 included in the Form 10-K with a corrected Exhibit 31.1. The Exhibit 31.1 in the Form 10-K inadvertently omitted paragraph 4(b) from the certification.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K. This Amendment is an exhibit-only filing. Except for Exhibit 31.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104*	Cover Page Interactive Data File, formatted in inline XBRL.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 24, 2023.

HNR ACQUISITION CORP

Date: May 24, 2023	By:	/s/ Donald H. Goree
Name: Donald. H. Goree
Title: Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

3