Form 10-Q
period 2023-06-30
HNR Acquisition Corp.
filed 2023-08-18
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 18, 2023, there were 7,515,653 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

HNR ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

Part I. Financial Information

Item 1. Financial Statements

HNR ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash	$813,177	$75,612
Prepaid expenses	-	81,914
Total current assets	813,177	157,526
Marketable securities held in Trust Account	48,106,123	89,243,362
Total assets	$48,919,300	$89,400,888

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,150,132	$395,550
Income tax payable	557,774	221,665
Franchise tax payable	100,000	200,000
Excise tax payable	436,665	-
Notes payable from related party, net of discount	925,654	129,000
Total current liabilities	3,170,225	946,215
Warrant liabilities	1,459,691	-
Deferred underwriting fee payable	2,587,500	2,587,500
Total non-current liabilities	4,047,191	2,587,500
Total liabilities	7,217,416	3,533,715

Commitments and Contingencies (Note 6)
Redeemable Common Stock, $0.0001 par value; 4,509,403 and 8,625,000 shares outstanding subject to redemption at $10.52 and $10.32 per share as of June 30, 2023 and December 31, 2022, respectively	47,448,349	89,043,362

Stockholders’ deficit
Preferred stock, $0.0001 par value;1,000,000 authorized shares, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 authorized shares, 3,006,250 shares issued and outstanding (excluding 4,509,403 and 8,625,000 shares subject to redemption) at June 30, 2023 and December 31, 2022, respectively	301	301
Additional paid in capital	-	-
Accumulated deficit	(5,746,766)	(3,176,490)
Total stockholders’ deficit	(5,746,465)	(3,176,189)
Total liabilities and stockholders’ deficit	$48,919,300	$89,400,888

The accompanying notes are an integral part of these unaudited financial statements.

HNR ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Expenses:
Formation and operating costs	$614,748	$499,621	$1,268,479	$806,041
Franchise taxes	50,000	100,000	100,000	100,000
Loss from operations	(664,748)	(599,621)	(1,368,479)	(906,041)
Other Income (expenses)
Interest income on marketable securities held in Trust Account	842,756	118,795	1,789,672	127,088
Change in fair value of warrant liability	113,469	-	92,713	-
Amortization of debt discount	(314,479)	-	(499,058)	-
Dividend income	2,262	130	4,001	130
Interest expense	(64,671)	-	(93,156)	-
Total Other Income	579,337	118,925	1,294,172	127,218
Loss before income taxes	(85,411)	(480,696)	(74,307)	(778,823)
Income tax provision	(147,392)	-	(336,110)	-
Net loss	$(232,803)	$(480,696)	$(410,417)	$(778,823)
Weighted average share outstanding, redeemable common stock - basic and diluted	6,612,930	8,625,000	7,618,965	6,433,011
Net income (loss) per share of redeemable common stock – basic and diluted	$0.02	$(0.04)	$0.03	$(0.08)
Weighted average share outstanding, non-redeemable common stock - basic and diluted	3,006,250	3,006,250	3,006,250	2,950,180
Net income (loss) per share of non-redeemable common stock – basic and diluted	$(0.11)	$(0.05)	$(0.21)	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNR ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Three and Six Months Ended June 30, 2023
					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2023	3,006,250	$301	$-	$(3,176,490)	$(3,176,189)
Remeasurement of redeemable common stock to redemption value	-	-	-	(1,759,415)	(1,759,415)
Net loss	-	-	-	(177,614)	(177,614)
Balance – March 31, 2023	3,006,250	301	-	(5,113,519)	(5,113,218)
Remeasurement of redeemable common stock to redemption value	-	-	-	36,221	36,221
Excise tax imposed on common stock redemptions	-	-	-	(436,665)	(436,665)
Net loss	-	-	-	(232,803)	(232,803)
Balance – June 30, 2023	3,006,250	$301	$-	$(5,746,766)	$(5,746,465)

	Three and Six Months Ended June 30, 2022
					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	2,875,000	$288	$124,712	$(13,782)	$111,218
Forfeiture of shares by Sponsor	(373,750)	(37)	37	-	-
Issuance of Private Placement Units	505,000	50	5,023,334	-	5,023,384
Fair value of warrants	-	-	5,879,729	-	5,879,729
Offering costs allocated to public warrants	-	-	(30,989)	-	(30,989)
Remeasurement of redeemable common stock to redemption value	-	-	(10,996,823)	(1,343,999)	(12,340,822)
Net loss	-	-	-	(298,127)	(298,127)
Balance – March 31, 2022	3,006,250	301	-	(1,655,908)	(1,655,607)
Remeasurement of redeemable common stock to redemption value					-
Net loss				(480,696)	(480,696)
Balance – June 30, 2022	3,006,250	$301	$-	$(2,136,604)	$(2,136,303)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HNR ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(410,417)	$(778,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(1,789,672)	(127,088)
Change in fair value of warrant liability	(92,713)	-
Amortization of debt discount	499,058	-
Changes in operating assets and liabilities:
Prepaid expenses	81,914	(330,246)
Accounts payable and accrued liabilities	754,582	169,309
Income tax payable	336,109	-
Franchise tax payable	(100,000)	100,000
Net cash used in operating activities	(721,139)	(966,848)

Cash flows from investing activities:
Cash withdrawn from Trust Account for redemptions	43,318,207	-
Interest withdrawn from Trust Account to pay for franchise and federal income taxes	711,204	-
Marketable securities held in Trust Account	(1,102,500)	(87,975,000)
Net cash provided by (used in) investing activities	42,926,911	(87,975,000)

Cash flows from financing activities:
Proceeds from Initial Public Offering, net of costs of capital	-	84,319,667
Proceeds from Private Placement, net of costs of capital	-	5,023,384
Payment of deferred offering costs	-	(25,500)
Proceeds from related party notes payable	1,850,000	-
Repayment of advances from related party	-	(88,200)
Redemption of common stock	(43,318,207)	-
Net cash provided by (used in) financing activities	(41,468,207)	89,229,351

Net increase in cash	737,565	287,503
Cash at beginning of period	75,612	38,743
Cash at end of period	$813,177	$326,246

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrant liabilities issued in connection with notes payable	$1,552,404	$-
Remeasurement of redemption value of redeemable Class A common stock	$1,723,194	$12,340,822
Deferred underwriting fee payable	$-	$2,587,500
Excise tax liability accrued for common stock redemptions	$436,665	$-

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from December 9, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”) described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its year end.

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

At June 30, 2023, the Company had $813,177 in cash and a working capital deficit of $1,699,274, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On February 5, 2023, the Company received notice from the Sponsor of its intention to extend the Combination period by three months until May 15, 2023. On February 8, 2023 in accordance with the Company’s then-effective amended and restated certificate of incorporation, the Sponsor’s designee deposited $862,500 into the Company’s trust account in connection with the extension. On May 11, 2023, the stockholders of the Company approved, and the Company filed with the Secretary of State of Delaware, an amendment to the Company’s certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination from May 15, 2023 by up to six (6) one-month extensions to November 15, 2023, provided that the Sponsor deposits into the Trust Account the lesser of (x) $120,000, or (y) $0.04 per share for each public share of common stock outstanding as of the applicable deadline for each such one-month extension until November 15, 2023, unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of the initial Business Combination. On May 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to June 15, 2023. On June 9, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to July 15, 2023. On July 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to August 15, 2023. On August 7, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to September 15, 2023. In the event the Company does not complete a Business Combination by September 15, 2023, or within an additional two months from that date if the available extensions are exercised, the Company is required to redeem the public shares sold in the Initial Public Offering. Additionally, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 11, 2023 in connection with the stockholder vote for the amendment to the Company’s certificate of incorporation, a total of 4,115,597 Public Shares for an aggregate redemption amount of $43,318,207 were redeemed from the Trust Account by the stockholders of the Company. The Company also withdrew a total of $711,204 from the Trust Account to pay franchise and federal income taxes.

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

Excise Tax Liability

On May 11, 2023, in connection with the stockholder vote for the amendment to the Company’s certificate of incorporation, a total of 4,115,597 Public Shares for an aggregate redemption amount of $43,318,207 were redeemed from the Trust Account by the stockholders of the Company. As a result of the redemption of common stock on May 11, 2023, the Company recognized an estimated liability for the excise tax of $436,665 on the Company’s condensed balance sheet pursuant to the 1% excise tax under the IR Act. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due. The Company will not use funds in trust in connection with the payment of any excise tax liabilities imposed by the Inflation Reduction Act of 2022.

Going Concern Considerations

At June 30, 2023, the Company had $813,177 in cash and a working capital deficit of $1,699,274, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On February 5, 2023, the Company received notice from the Sponsor of its intention to extend the Combination period by three months until May 15, 2023. On February 8, 2023 in accordance with the Company’s then-effective amended and restated certificate of incorporation, the Sponsor’s designee deposited $862,500 into the Company’s trust account in connection with the extension. On May 11, 2023, the stockholders of the Company approved, and the Company filed with the Secretary of State of Delaware, an amendment to the Company’s certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination from May 15, 2023 by up to six (6) one-month extensions to November 15, 2023, provided that the Sponsor deposits into the Trust Account the lesser of (x) $120,000, or (y) $0.04 per share for each public share of common stock outstanding as of the applicable deadline for each such one-month extension until November 15, 2023, unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of the initial Business Combination. On May 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to June 15, 2023. On June 9, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to July 15, 2023. On July 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to August 15, 2023. On August 7, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to September 15, 2023. In the event the Company does not complete a Business Combination by September 15, 2023, or within an additional three months from that date if the available extensions are exercised, the Company is required to redeem the public shares sold in the Initial Public Offering. Additionally, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Net Income (loss) Per Share:

Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement warrants to purchase an aggregate of 6,847,500 shares and warrants to purchase 1,484,250 issued in connection with working capital loans in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per share of common stock is the same as basic loss per share of common stock for the period presented.

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Redeemable common shares
Numerator: net income (loss) allocable to redeemable common stock	$103,338	$(325,750)	$212,066	$(493,994)
Denominator: weighted average number of redeemable common shares	6,612,930	8,625,000	7,618,965	6,433,011
Basic and diluted net income (loss) per redeemable common share	$0.02	$(0.04)	$0.03	$(0.08)

Non-redeemable common shares
Numerator: net loss allocable to non-redeemable common shares	$(336,141)	$(154,946)	$(622,483)	$(284,829)
Denominator: weighted average number of non-redeemable common shares	3,006,250	3,006,250	3,006,250	2,950,180
Basic and diluted net loss per non-redeemable common share	$(0.11)	$(0.05)	$(0.21)	$(0.10)

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

Cash:

Cash includes cash on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The balance of the Company’s cash as of June 30, 2023 and December 31, 2022 was $813,177 and $75,612, respectively.

Marketable Securities Held in Trust Account:

At June 30, 2023, the assets held in the Trust Account were held in mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in Interest Income on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

At June 30, 2023 and December 31, 2022, the redeemable common stock reflected on the Company’s balance sheet consisted of the following:

Gross Proceeds	$86,250,000
Less: fair value of public warrants	(5,879,729)
Less: common stock issuance costs	(4,736,093)
Accretion to redemption value	13,409,184
Redeemable common stock as of December 31, 2022	$89,043,362
Redemptions of common stock	(43,318,207)
Accretion to redemption value	1,723,194
Redeemable common stock as of June 30, 2023	$47,448,349

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate was approximately 173% and 0% for the three months ended June 30, 2023 and 2022, respectively, and approximately 452% and 0% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible start-up costs, and the valuation allowance on the deferred tax assets.

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

Following the IPO, effective April 14, 2022, the Company entered into an agreement with Rhone Merchant Resources Inc. (formerly known as Houston Natural Resources Inc)., a Company controlled by our Chairman and CEO, for services related to identifying potential business combination targets. The Company paid $275,000 up front related to this agreement in February 2022, and is included in Prepaid Expenses on the Company’s balance sheet. Based on the terms of the agreement, the prepaid expense is being amortized through the earlier of the one-year anniversary of the Company’s IPO, or the date the Business Combination is completed. As of June 30, 2023 and December 31, 2022, the unamortized balance of the prepaid balance was $0 and $37,089, respectively.

Administrative Service Agreement

The Company has agreed to pay $10,000 a month for office space, utilities and secretarial support provided by Rhone Merchant Resources Inc. (formerly known as Houston Natural Resources, Inc.), an affiliate of the Sponsor. The administrative services will commence on the date the securities are first listed on NYSE American and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company paid $30,000 under this agreement during the six months ended June 30, 2023, and owes the Sponsor $35,000 as of June 30, 2023.

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

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

At June 30, 2023, the authorized common stock of the Company was 100,000,000 shares with a par value of $0.0001 per share. At June 30, 2023, the authorized preferred stock of the Company was 1,000,000 shares with a par value of $0.0001 per share. After completion of the Initial Public Offering, the Company will likely (depending on the terms of the Business Combination) be required to increase the number of shares of common stock which it is authorized to issue at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s common stock vote together as a single class and are entitled to one vote for each share of common stock.

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

As of June 30, 2023, there were 7,515,653 shares of common stock outstanding, of which 4,509,403 are subject to redemption at $10.52 per share and are reflected as mezzanine equity on the Company’s balance sheet at redemption value.

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

Pursuant to the MIPA, at the closing of the transactions contemplated by the MIPA, the Company will purchase and from Seller 100% of the outstanding membership interests of Pogo Resources, LLC, a Texas limited liability company (the “Target”). The purchase price for the Target will be (a) cash in the amount of $100,000,000; provided, that up to $15,000,000 of the cash consideration may be payable through a promissory note to Seller and (b) 2,000,000 shares of the Company’s common stock. The purchase price is subject to adjustment in accordance with the MIPA.

NOTE 8 — NOTES PAYABLE

During the six months ended June 30, 2023, the Company entered into various unsecured promissory notes with existing investors of the Company for total principal of $1,979,000. The Company received cash proceeds of $1,850,000 during the six months ended June 30, 2023 and received $100,000 of cash proceeds during the year ended December 31, 2022. The Company also recharacterized a related party advance of $29,000 from December 31, 2022 into a note payable for expenses paid on behalf of the Company.

The promissory notes bear interest at the greater of 15% or the highest rate allowed under law, and have a stated maturity date of the five-year anniversary of the closing of the MIPA. The investors may demand repayment beginning six months after the closing of the MIPA. The investors also received common stock warrants equal to the principal amount funded. Each warrant entitles the holder to purchase three quarters of one share of common stock at a price of $11.50. Each warrant will become exercisable on the closing date of the MIPA and is exercisable through the five-year anniversary of the promissory note agreement date. The warrants also grant the holder a one-time redemption right to require the Company pay the holder in cash equal to $1 per warrant 18 months following the closing of the MIPA. A total of 1,979,000 warrants were issued to these investors. Based on the redemption right present in these warrants, the warrants are accounted for as a liability in accordance with ASC 480 and ASC 815, with the changes in fair value of the warrants recognize in the statement of operations.

The Company valued the warrants using the trading prices of the Public Warrants, which mirror the terms of the note payable warrants. The Company also estimated the fair value of the redemption put using a present value calculation for the time from the estimated closing date of the MIPA through the 18 month redemption date, an estimated discount rate of 12%, and an estimated probably of the MIPA closing of 90%. The initial fair value of the warrant liabilities was $1,552,404 and was recognized as debt discount. The estimated fair value of the warrants and redemption put was $1,459,691 as of June 30, 2023, and the Company recognized a change in fair value of the warrant liability of $113,469 and $92,713 during the three and six months ended June 30, 2023, respectively.

The Company is amortizing the debt discount through a period of six months from the estimated closing date of the MIPA. The Company recognized amortization of debt discount of $314,479 and $499,058 during the three and six months ended June 30, 2023, respectively.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued.

Subsequent to June 30, 2023, the Company received an additional $285,000 in cash proceeds under unsecured promissory notes with investors with the same terms as those disclosed in note 8. The Company issued an additional 285,000 warrants with an exercise price of $11.50 to these investors in connection with the agreements.

On July 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to August 15, 2023. On August 7, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to September 15, 2023.

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

As indicated in the accompanying financial statements, at June 30, 2023, we had $813,177 in cash and working capital of $1,699,274, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception (December 9, 2020) through June 30, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of a business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $232,803 which consisted of $614,748 of operating costs, franchise tax expense of $50,000, amortization of debt discount of $314,479 and interest expense of $64,671. These were partially offset by $842,756 of interest income on marketable securities held in our Trust Account and a gain from the change in fair value of warrant liabilities of $113,469. The Company also recognized $147,392 of income tax expense during the three months ended June 30, 2023. For the three months ended June 30, 2022, we had a net loss of $480,696, which consisted of $499,621 of operating costs, franchise tax expense of $100,000, partially offset by $118,795 of interest income on marketable securities held in our Trust Account, respectively.

For the six months ended June 30, 2023, we had a net loss of $410,417, which consisted of $1,268,479 of operating costs, $100,000 of franchise tax, amortization of debt discount of $499,058, interest expense on promissory notes of $93,156, a change in fair value of warrant liabilities of $92,713. These were partially offset by $1,789,672 of interest income on marketable securities held in our Trust Account, respectively. The Company also recognized $336,110 of income tax expense during the months ended June 30, 2023. For the six months ended June 30, 2022, we had operating costs of $806,041 and interest income on marketable securities held in our Trust Account of $127,088.

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

As of June 30, 2023, we had cash of $813,177 and marketable securities held in the Trust Account of $48,106,123 consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. On May 11, 2023, in connection with the stockholder vote for the amendment to the Company’s certificate of incorporation, a total of 4,115,597 Public Shares for an aggregate redemption amount of $43,318,207 were redeemed from the Trust Account by the stockholders of the Company. The Company also withdrew a total of $711,204 from the Trust Account to pay franchise and federal income taxes.

For the six months ended June 30, 2023, net cash used in operating activities was $721,139. Net loss of $410,417 was affected by interest income on marketable securities held in Trust of $1,789,672, change in fair value of warrant liabilities of $92,713, amortization of debt discount of $499,058 and a change in working capital accounts of $1,072,605. For the six months ended June 30, 2022, net cash used in operating activities was $966,848. Net loss of $778,823 was affected by interest income on marketable securities held in Trust of $127,088, and a change in working capital accounts of $(60,937).

The Company had cash flows provided by investing activities of $42,926,911 during the six months ended June 30, 2023, consisting of $43,318,207 in cash withdrawn from the Trust Account for redemptions of common stock, $711,204 of interest withdrawn for payment of taxes, partially offset by $1,102,500 related to the deposit of the SPAC extension payments into the Trust. During the six months ended June 30, 2022 net cash used in investing activities was $87,975,000 related to the initial Trust deposit from the Company’s IPO.

The Company had cash flows used in financing activities of $41,468,207 during the six months ended June 30, 2023 including payment of $43,318,207 for redemptions of common stock and proceeds of $1,850,000 related to the sale of unsecured promissory notes, coupled with the issuance of warrants, to investors. During the six months ended June 30, 2022, the Company has cash provided by financing activities of $89,229,351, primarily related to the net proceeds from the IPO of $84,319,667 and the Private Placement of $5,023,284.

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

At June 30, 2023, the Company had $813,177 in cash and a working capital deficit of $1,699,274, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On February 5, 2023, the Company received notice from the Sponsor of its intention to extend the Combination period by three months until May 15, 2023. On February 8, 2023 in accordance with the Company’s then-effective amended and restated certificate of incorporation, the Sponsor’s designee deposited $862,500 into the Company’s Trust Account in connection with the extension. On May 11, 2023, the stockholders of the Company approved, and the Company filed with the Secretary of State of Delaware, an amendment to the Company’s certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination from May 15, 2023 by up to six (6) one-month extensions to November 15, 2023, provided that the Sponsor deposits into the Trust Account the lesser of (x) $120,000, or (y) $0.04 per share for each public share of common stock outstanding as of the applicable deadline for each such one-month extension until November 15, 2023, unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of the initial Business Combination. On May 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to June 15, 2023. On June 9, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to July 15, 2023. On July 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to August 15, 2023. On August 7, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to September 15, 2023.

In the event the Company does not complete a Business Combination by September 15, 2023, or within an additional two months from that date if the available extensions are exercised, the Company is required to redeem the public shares sold in the Initial Public Offering. Additionally, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

Contractual obligations

We currently pay our Sponsor $5,000 per month for providing us with office space, utilities, secretarial and administrative services. We also agreed to pay Sponsor an additional $5,000 per month for such services, but have agreed with Sponsor to defer payment to Sponsor of such additional accrued amounts until the closing of the MIPA. The Company has paid $154,250 to the Sponsor through June 30, 2023 for administrative support services and owes the Sponsor $35,000 as of June 30, 2023.

The Company has entered into various working capital unsecured promissory notes with existing investors of the Company, totaling $2,264,000 to date. These notes will mature at the five year anniversary of the MIPA. The investor may demand repayment beginning six months from the closing date of the MIPA.

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

Net Loss Per Share of Common Stock:

Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement warrants to purchase an aggregate of 6,847,500 shares and warrants to purchase 1,484,250 issued in connection with working capital loans in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon his evaluation, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) concluded that, our disclosure controls and procedures were not effective related to the lack of sufficient accounting personnel to manage the Company’s financial accounting process, the redeemable common stock not being remeasured to redemption value accurately, accounting of complex financial instruments and certain accruals not initially being recorded in a timely manner which combined constituted a material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management assessed the effectiveness of our internal control over financial reporting at June 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2023 due to the material weakness in our internal control over financial reporting described above. We plan to enhance our processes to identify and appropriately recognize accounting transactions in a more timely manner, and understand the nuances of the complex accounting standards that apply to our financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report as amended on Form 10-K filed with the SEC on June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2023, the Company issued 67,000 warrants to a stockholder controlled by a director having terms substantially similar to the Private Placement Warrants in connection with the receipt of $67,000 in cash and the issuance of a promissory note.

In April 2023, the Company issued 50,000 warrants to a third-party having terms substantially similar to the Private Placement Warrants in connection with the receipt of $50,000 in cash and the issuance of a promissory note.

In May 2023, the Company issued 50,000 warrants to a stockholder controlled by a director having terms substantially similar to the Private Placement Warrants in connection with the receipt of $67,000 in cash and the issuance of a promissory note.

In May 2023, the Company issued 15,000 warrants to a stockholder having terms substantially similar to the Private Placement Warrants in connection with the receipt of $15,000 in cash and the issuance of a promissory note.

In May 2023, the Company issued 100,000 warrants to a third-party having terms substantially similar to the Private Placement Warrants in connection with the receipt of $100,000 in cash and the issuance of a promissory note.

In May 2023, the Company issued 250,000 warrants to a third-party having terms substantially similar to the Private Placement Warrants in connection with the receipt of $250,000 in cash and the issuance of a promissory note.

In June 2023, the Company issued 150,000 warrants to a third-party having terms substantially similar to the Private Placement Warrants in connection with the receipt of $150,000 in cash and the issuance of a promissory note.

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

HNR ACQUISITION CORP

Date: August 18, 2023	By:	/s/ Donald Goree
	Name:	Donald Goree
	Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer,
Principal Financial and Accounting Officer)