Form 10-Q
period 2023-09-30
HNR Acquisition Corp.
filed 2023-11-13
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, there were 7,515,653 shares of the registrant’s common stock, $0.0001 per share, issued and outstanding.

HNR ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

Part I. Financial Information

Item 1. Financial Statements

HNR ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)	(Audited)
Cash	$638,736	$75,612
Prepaid expenses	50,000	81,914
Total current assets	688,736	157,526
Deferred finance costs	150,000	-
Marketable securities held in Trust Account	48,974,196	89,243,362
Total assets	$49,812,932	$89,400,888

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,543,947	$395,550
Income tax payable	352,000	221,665
Franchise tax payable	30,000	200,000
Excise tax payable	436,665	-
Related party notes payable, net of discount	1,515,044	129,000
Deferred underwriting fee payable	1,800,000
Total current liabilities	5,677,656	946,215
Warrant liability	2,438,750	-
Deferred underwriting fee payable	-	2,587,500
Total for non-current liabilities	2,438,750	2,587,500
Total liabilities	8,116,406	3,533,715

Commitments and Contingencies (Note 6)
Redeemable Common Stock, $0.0001 par value; 4,509,403 and 8,625,000 shares outstanding subject to redemption at $10.78 and $10.32 per share as of September 30, 2023 and December 31, 2022, respectively	48,592,196	89,043,362

Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 authorized shares, 3,006,250 shares issued and outstanding (excluding 4,509,403 and 8,625,000 shares subject to redemption) at September 30, 2023 and December 31, 2022	301	301
Additional paid in capital	-	-
Accumulated deficit	(6,895,971)	(3,176,490)
Total stockholders’ (deficit) equity	(6,895,670)	(3,176,189)
Total liabilities and stockholders’ (deficit) equity	$49,812,932	$89,400,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HNR ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Expenses:
Formation and operating costs	$658,742	$409,308	$1,927,221	$1,215,349
Franchise taxes	50,000	50,000	150,000	150,000
Loss from operations	(708,742)	(459,308)	(2,077,221)	(1,365,349)
Other Income (expenses)
Interest income on marketable securities held in Trust Account	627,932	397,081	2,417,604	524,169
Change in fair value of warrant liability	(264,169)	-	(171,456)	-
Amortization of debt discount	(574,280)	-	(1,073,338)	-
Dividend income	10,395	598	14,396	728
Gain on settlement of liabilities	787,500	-	787,500	-
Interest expense	(89,769)	-	(182,925)	-
Total Other Income	497,609	397,679	1,791,781	524,897
Loss before income taxes	(211,133)	(61,629)	(285,440)	(840,452)
Income tax (provision) benefit	205,775	-	(130,335)	-
Net loss	$(5,358)	$(61,629)	$(415,775)	$(840,452)
Weighted average share outstanding, redeemable common stock – basic and diluted	4,509,403	8,625,000	6,567,202	7,171,703
Net income (loss) per share of redeemable common stock – basic and diluted	$0.05	$0.01	$0.07	$(0.06)
Weighted average share outstanding, non-redeemable common stock – basic and diluted	3,006,250	3,006,250	3,006,250	2,969,075
Net income (loss) per share of non-redeemable common stock – basic and diluted	$(0.08)	$(0.04)	$(0.30)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HNR ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

(UNAUDITED)

	Three and Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2023	3,006,250	$301	$-	$(3,176,490)	$(3,176,189)
Remeasurement of redeemable common stock to redemption value	-	-	-	(1,759,415)	(1,759,415)
Net loss	-	-	-	(177,614)	(177,614)
Balance – March 31, 2023	3,006,250	301	-	(5,113,519)	(5,113,218)
Remeasurement of redeemable common stock to redemption value	-	-	-	36,221	36,221
Excise tax imposed on common stock redemptions	-	-	-	(436,665)	(436,665)
Net loss	-	-	-	(232,803)	(232,803)
Balance – June 30, 2023	3,006,250	$301	$-	$(5,746,766)	$(5,746,465)
Remeasurement of redeemable common stock to redemption value	-	-	-	(1,143,847)	(1,143,847)
Net loss	-	-	-	(5,358)	(5,358)
Balance – September 30, 2023	3,006,250	$301	$-	$(6,895,971)	$(6,895,670)

	Three and Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2022	2,875,000	$288	$124,712	$(13,782)	$111,218
Forfeiture of shares by Sponsor	(373,750)	(37)	37	-	-
Issuance of Private Placement Units	505,000	50	5,023,334	-	5,023,384
Fair value of warrants	-	-	5,879,729	-	5,879,729
Offering costs allocated to public warrants	-	-	(30,989)	-	(30,989)
Remeasurement of redeemable common stock to redemption value	-	-	(10,996,823)	(1,343,999)	(12,340,822)
Net loss	-	-	-	(298,127)	(298,127)
Balance – March 31, 2022	3,006,250	301	-	(1,655,908)	(1,655,607)
Remeasurement of redeemable common stock to redemption value	-	-	-	-	-
Net loss	-	-	-	(480,696)	(480,696)
Balance – June 30, 2022	3,006,250	$301	$-	$(2,136,604)	$(2,136,303)
Remeasurement of redeemable common stock to redemption value	-	-	-	(374,169)	(374,169)
Net loss	-	-	-	(61,629)	(61,629)
Balance – September 30, 2022	3,006,250	$301	$-	$(2,572,402)	$(2,572,101)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HNR ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income (loss)	$(415,775)	$(840,452)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on settlement of liabilities	(787,500)	-
Interest income on marketable securities held in Trust Account	(2,417,604)	(524,169)
Change in fair value of warrant liability	171,456	-
Amortization of debt discount	1,073,338	-
Changes in operating assets and liabilities:
Prepaid expenses	31,914	(202,723)
Accounts payable and accrued liabilities	1,148,397	326,797
Income tax payable	130,335	-
Franchise tax payable	(170,000)	-
Net cash used in operating activities	(1,235,439)	(1,240,547)

Cash flows from investing activities:
Cash withdrawn from Trust Account for redemptions	43,318,207	-
Interest withdrawn from Trust Account to pay for franchise and federal income taxes	831,204	-
Marketable securities held in Trust Account	(1,462,641)	(87,975,000)
Net cash provided by investing activities	42,686,770	(87,975,000)

Cash flows from financing activities:
Proceeds from Initial Public Offering, net of costs of capital	-	84,319,667
Proceeds from Private Placement, net of costs of capital	-	5,023,384
Payment of deferred offering and finance costs	(150,000)	(25,500)
Proceeds from related party notes payable	2,580,000	-
Redemption of common stock	(43,318,207)	(88,200)
Net cash provided by (used in) financing activities	(40,888,207)	89,229,351

Net increase in cash	563,124	13,804
Cash at beginning of period	75,612	38,743
Cash at end of period	$638,736	$52,547

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrant liability issued in connection with notes payable	$2,267,293	$-
Remeasurement of redemption value of redeemable Class A common stock	$2,867,041	$12,714,991
Deferred underwriting fee payable	$-	$2,587,500
Excise tax liability accrued for common stock redemptions	$436,665	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HNR ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from December 9, 2020 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”) described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its year end.

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

The Company’s amended and restated certificate of incorporation, as amended, provides that, other than the withdrawal of interest to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete its initial business combination within 12 months (or within 18 months if we extend the period of time to consummate a business combination, as described in more detail in the prospectus) from the closing of the Initial Public Offering (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity; or (iii) the redemption of 100% of the shares of common stock previously included in the Units sold in the Initial Public Offering if the Company is unable to complete a Business Combination within 12 months from the closing of the Initial Public Offering (subject to the requirements of law).

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

On February 5, 2023, the Company received notice from the Sponsor of its intention to extend the Combination period by three months until May 15, 2023. On February 8, 2023, in accordance with the Company’s then-effective amended and restated certificate of incorporation, the Sponsor’s designee deposited $862,500 into the Company’s trust account in connection with the extension.

On May 11, 2023, the stockholders of the Company approved, and the Company filed with the Secretary of State of Delaware, an amendment to the Company’s certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination from May 15, 2023 by up to six (6) one-month extensions to November 15, 2023, provided that the Sponsor deposits into the Trust Account the lesser of (x) $120,000, or (y) $0.04 per share for each public share of common stock outstanding as of the applicable deadline for each such one-month extension until November 15, 2023, unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of the initial Business Combination. On May 11, 2023 in connection with the stockholder vote for the amendment to the Company’s certificate of incorporation, a total of 4,115,597 Public Shares for an aggregate redemption amount of $43,318,207 were redeemed from the Trust Account by the stockholders of the Company. The Company also withdrew a total of $711,204 from the Trust Account to pay franchise and federal income taxes. During the three months ended September 30, 2023, the Company withdrew an additional $120,000 from the Trust Account to pay franchise and income taxes.

On May 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to June 15, 2023. On June 9, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to July 15, 2023. On July 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to August 15, 2023. On August 7, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to September 15, 2023. On September 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to October 15, 2023. On October 17, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to November 15, 2023. In the event the Company does not complete a Business Combination by November 15, 2023 or amend its certificate of incorporation, the Company is required to redeem the public shares sold in the Initial Public Offering.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern Considerations

At September 30, 2023, the Company had $638,736 in cash and a working capital deficit of $4,606,920, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In the event the Company does not complete a Business Combination by November 15, 2023 or amend its certificate of incorporation, the Company is required to redeem the public shares sold in the Initial Public Offering. Additionally, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Condensed Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company:

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Redeemable common shares
Numerator: net income (loss) allocable to redeemable common stock	$247,957	$56,931	$473,961	$(440,910)
Denominator: weighted average number of redeemable common shares	4,509,403	8,625,000	6,567,202	7,171,703
Basic and diluted net income (loss) per redeemable common share	$0.05	$0.01	$0.07	$(0.06)

Non-redeemable common shares
Numerator: net loss allocable to non-redeemable common shares	$(253,315)	$(118,560)	$(889,736)	$(399,542)
Denominator: weighted average number of non-redeemable common shares	3,006,250	3,006,250	3,006,250	2,969,075
Basic and diluted net loss per non-redeemable common share	$(0.08)	$(0.04)	$(0.30)	$(0.13)

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

Cash:

Cash includes cash on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The balance of the Company’s cash as of September 30, 2023 and December 31, 2022 was $638,736 and $75,612, respectively.

Marketable Securities Held in Trust Account:

At September 30, 2023, the assets held in the Trust Account were held in mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in Interest Income on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of September 30, 2023, the Company’s cash balance exceeded the FDIC limit by $388,735. At September 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

At September 30, 2023 and December 31, 2022, the redeemable common stock reflected on the Company’s balance sheet consisted of the following:

Gross Proceeds	$86,250,000
Less: fair value of public warrants	(5,879,729)
Less: common stock issuance costs	(4,736,093)
Accretion to redemption value	13,409,184
Redeemable common stock as of December 31, 2022	$89,043,362
Redemptions of common stock	(43,318,207)
Accretion to redemption value	2,867,041
Redeemable common stock as of September 30, 2023	$48,592,196

Offering Costs:

Offering costs consist of legal and accounting costs incurred through the balance sheet date that are directly related to the Initial Public Offering. These costs, together with the underwriter discount, were charged to additional paid in capital upon the completion of the Initial Public Offering. During the nine months ended September 30, 2023, the Company paid $150,000 in fees related to the commitment letter for debt financing discussed in Note 8, which are included in deferred finance costs on the Company’s consolidated balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate was approximately 0% for the three months ended September 30, 2023 and 2022, respectively, and approximately 46% and 0% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% primarily due to changes in fair value of the warrant liability, which are not currently recognized in taxable income, non-deductible start-up costs, and the valuation allowance on the deferred tax assets. Additionally, the Company recognized a tax benefit to the estimated income tax payable based on the Company’s 2022 tax return filed during the three months ended September 30, 2023.

Recent Accounting Pronouncements:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted this guidance early on January 1, 2023 with no impact to the Company’s consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

The Company paid an underwriting discount of five percent (5%) of the gross proceeds of the Initial Public Offering, of which (i) two percent (2.0%) was paid at the closing of the offering in cash and (ii) three percent (3%) will be paid at the consummation of the Business Combination in cash. On September 7, 2023, the Company and EF Hutton entered into a Satisfaction and Discharge of Indebtedness pursuant to Underwriting Agreement whereby EF Hutton agreed to, in lieu of the original deferred underwriting commission of $2,587,000, accept a lower fee of $1,800,000 payable as follows: $500,000 in cash at Closing and $1,300,000 in cash due 90 days after the Closing Date.

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

In December 2022, the Company received $100,000 in cash proceeds from a member of the Board of Directors on an unsecured, non-interest bearing basis. This amount was included in Advances from related parties on the Company’s balance sheet as of December 31, 2022. In January 2023, the Company received an additional $300,000 in cash proceeds and entered into a note and warrant purchase agreement with the same member of the Board of Directors as mentioned in the preceding sentence and as further discussed in Note 8.

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

Following the IPO, effective April 14, 2022, the Company entered into an agreement with Rhone Merchant Resources Inc. (formerly known as Houston Natural Resources Inc.), a Company controlled by our Chairman and CEO, for services related to identifying potential business combination targets. The Company paid $275,000 up front related to this agreement in February 2022, and is included in Prepaid Expenses on the Company’s balance sheet. Based on the terms of the agreement, the prepaid expense is being amortized through the earlier of the one-year anniversary of the Company’s IPO, or the date the Business Combination is completed. As of September 30, 2023 and December 31, 2022, the unamortized balance of the prepaid balance was $0 and $37,089, respectively.

Administrative Service Agreement

The Company has agreed to pay $10,000 a month for office space, utilities and secretarial support provided by Rhone Merchant Resources Inc. (formerly known as Houston Natural Resources, Inc.), an affiliate of the Sponsor. The administrative services will commence on the date the securities are first listed on NYSE American and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company paid $45,000 under this agreement during the nine months ended September 30, 2023, and owes the Sponsor $50,000 as of September 30, 2023.

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

On February 14, 2023, the Company entered into a consulting agreement with Donald Orr, the Company’s President, which will become effective upon the closing of the MIPA for a term of three years. Under the agreement, the Company will pay Mr. Orr an initial cash amount of $25,000, an initial award of 60,000 shares of common stock , a monthly payment of $8,000 for the first year of the agreement and $12,000 per month for the remaining two years, and two grants, each consisting of restricted stock units (“RSUs”) calculated by dividing $150,000 by the stock price on the one year and two year anniversary of the initial Business Combination. Each of the RSU awards will vest upon the one year and two year anniversary of the grants. In the event of termination of Mr. Orr without cause, Mr. Orr will be entitled to 12 months of the monthly payment in effect at that time, and the RSU awards issued to Mr. Orr shall fully vest.

On February 15, 2023, the Company entered into a consulting agreement with Rhône Merchant House, Ltd. (“RMH Ltd”), a company control by the Company’s Chairman and CEO Donald H. Goree, which will become effective upon the closing of the MIPA for a term of three years. Under the agreement, the Company will pay to RMH Ltd an initial cash amount of $50,000, an initial award of 60,000 shares of common stock, a monthly payment of $22,000, and two grants, each consisting of RSUs calculated by dividing $250,000 by the stock price on the one year and two year anniversary of the initial Business Combination. Each of the RSU awards will vest upon the one year and two year anniversary of the grants. In the event of termination of RMH Ltd. without cause, RMH Ltd. will be entitled to $264,000, and the RSU awards issued to RMH Ltd. shall fully vest.

NOTE 5 — STOCKHOLDERS’ EQUITY

Common Stock

At September 30, 2023, the authorized common stock of the Company was 100,000,000 shares with a par value of $0.0001 per share. At September 30, 2023, the authorized preferred stock of the Company was 1,000,000 shares with a par value of $0.0001 per share. The Company may (depending on the terms of the initial Business Combination) be required to bifurcate the Company’s common stock into multiple classes, which may be done by amendment to the Company’s certificate of incorporation which may be approved at the same time as its stockholders vote on the initial Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business combination. Holders of the Company’s common stock vote together as a single class and are entitled to one vote for each share of common stock.

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

As of September 30, 2023, there were 7,515,653 shares of common stock outstanding, of which 4,509,403 are subject to redemption at $10.78 per share and are reflected as mezzanine equity on the Company’s balance sheet at redemption value.

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of $1,725,000 or 2% from the gross proceeds of the Offering. In addition, the underwriters are entitled to a deferred fee of $2,587,500 upon closing of the Business Combination, which represents 3% of the gross proceeds from Units sold to the Public. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. The underwriter will not be entitled to any interest accrued on the deferred underwriting discounts and commissions. On September 7, 2023, the Company and EF Hutton entered into a Satisfaction and Discharge of Indebtedness pursuant to Underwriting Agreement whereby EF Hutton agreed to, in lieu of the original deferred underwriting commission of $2,587,000, accept a lower fee of $1,800,000 payable as follows: $500,000 in cash at Closing and $1,300,000 in cash due 90 days after the Closing Date. The Company recognized a gain of $787,500 in settlement of the liability to the underwriters.

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

Other agreements

On August 28, 2023, the Company entered into a transaction and strategic advisory agreement with a consultant. Under the agreement, the consultant will assist the Company in potential private placements of securities of the Company in order to fund the Company’s proposed business combination. The consultant will receive a cash fee of up to 8% of any such offering amount, and received a cash payment of $50,000 at signing, which was included in prepaid expenses on the Company’s condensed consolidated balance sheet. The Company also entered into a consulting agreement with the third party to provide transaction risk analysis and due diligence support in connection with the Company’s initial Business Combination, and received an initial payment of $30,000.

On September 30, 2022, the Company entered into an agreement with a consultant for services related to securing additional financing for potential future acquisitions for a period of one year. In connection with this agreement, the consultant may receive a finder’s fee from any financing that is secured by the Company from a referral by the consultant.

NOTE 7 — PROPOSED BUSINESS COMBINATION

On December 27, 2022, the Company, entered into a membership interest purchase agreement (the “Original MIPA”) with CIC Pogo LP, a Delaware limited partnership (“CIC”), DenCo Resources, LLC, a Texas limited liability company (“DenCo”), Pogo Resources Management, LLC, a Texas limited liability company (“Pogo Management”), 4400 Holdings, LLC, a Texas limited liability company (“4400” and, together with CIC, DenCo and Pogo Management, collectively, “Seller” and each a “Seller”), and, solely with respect to Section 7.20 of the MIPA, HNRAC Sponsors LLC, a Delaware limited liability company (“Sponsor”).

On August 28, 2023, the Company, HNRA Upstream, LLC, a newly formed Delaware limited liability company which is managed by, and is a subsidiary of, the Company (“OpCo”), and HNRA Partner, Inc., a newly formed Delaware corporation and wholly owned subsidiary of OpCo (“SPAC Subsidiary”, and together with the Company and OpCo, “Buyer” and each a “Buyer”), entered into an Amended and Restated Membership Interest Purchase Agreement (the “A&R MIPA”) with Seller, and, solely with respect to Section 6.20 of the A&R MIPA, the Sponsor, which amended and restated the Original MIPA in its entirety (as amended and restated, the “MIPA”). The post-purchase Company will be organized in an “Up-C” structure.

Pursuant to the MIPA, and subject to the terms, provisions, and conditions set forth therein, at the closing of the transactions contemplated by the MIPA (the “Closing”), (i) (A) the Company will contribute to OpCo (1) all of its assets (excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by stockholders of their redemption rights) and (2) 2,000,000 newly issued shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), of the Company (such shares, the “Seller Class B Shares”) for purposes of delivery to Seller, and (B) in exchange therefor, OpCo will issue to the Company a number of Class A common units (the “OpCo Class A Units”) of OpCo equal to the number of total shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), of the Company issued and outstanding immediately after the Closing (taking into account and following the exercise of redemption rights) (such transactions, the “SPAC Contribution”), (ii) immediately following the SPAC Contribution, OpCo will contribute $900,000 to SPAC Subsidiary in exchange for 100% of the outstanding common stock of SPAC Subsidiary (the “SPAC Subsidiary Contribution”), and (iii) immediately following the SPAC Subsidiary Contribution, Seller shall sell, contribute, assign, and convey to (A) OpCo, and OpCo shall acquire and accept from Seller, ninety-nine percent (99.0%) of the outstanding membership interests of Pogo Resources, LLC, a Texas limited liability company (“Pogo” or the “Target”), and (B) SPAC Subsidiary, and SPAC Subsidiary shall purchase and accept from Seller, one percent (1.0%) of the outstanding membership interest of Target (together with the ninety-nine (99.0%) interest, the “Target Interests”), in each case, in exchange for (x) $900,000 of the Cash Consideration (as defined below) in the case of SPAC Subsidiary and (y) the remainder of the Aggregate Consideration (as defined below) in the case of OpCo.

The “Aggregate Consideration” for the Target Interests will be (a), cash in the amount of $63,000,000 in immediately available funds (the “Cash Consideration”), (b) 2,000,000 Class B common units of OpCo (“OpCo Class B Units”) valued at $10.00 per unit (the “Common Unit Consideration”), which will be equal to and exchangeable into 2,000,000 shares of Class A Common Stock issuable upon exercise of the OpCo Exchange Right (as defined below), as reflected in the amended and restated limited liability company agreement of OpCo that will be effective at Closing (the “A&R OpCo LLC Agreement”) and (c) and the Seller Class B Shares; provided, that (i) a portion of the Cash Consideration not to exceed $15,000,000 may be payable through a promissory note to Seller (the “Seller Promissory Note”) to the extent the amount available for payment of the Cash Consideration at Closing (the “Minimum Cash Amount”) is less than $63,000,000 and (ii) a portion of the Cash Consideration not to exceed $20,000,000 may be payable through the issuance of up to 2,000,000 preferred units (the “OpCo Preferred Units” and together with the Opco Class A Units and the OpCo Class B Units, the “OpCo Units”) of OpCo (the “Preferred Unit Consideration”, and, together with the Common Unit Consideration, the “Unit Consideration”), to the extent the Minimum Cash Amount is less than $48,000,000. At Closing, 500,000 OpCo Class B Units Consideration (the “Escrowed Unit Consideration”) shall be placed in escrow with the Escrow Agent for the benefit of Buyer pursuant to the Escrow Agreement and the indemnity provisions herein. The Aggregate Consideration is subject to adjustment in accordance with the MIPA.

Immediately following the Closing, the Company will be the sole manager of and control OpCo, and will own 100% of the outstanding OpCo Class A Units. Further, Seller will own 100% of the outstanding OpCo Class B Units, shares of Class B Common Stock, and OpCo Preferred Units.

The current shares of common stock of the Company will be reclassified as Class A Common Stock. Each share of Class B Common Stock has no economic rights but entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of shares of Class A Common Stock and shares of Class B Common Stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our Proposed Second A&R Charter (as defined below). We do not intend to list any shares of Class B Common Stock on any exchange.

Following this Closing, under the amended and restated limited liability company agreement of OpCo (the “OpCo A&R LLC Agreement”), each holder of OpCo Class B Units will, subject to certain timing procedures and other conditions set forth therein, have the right (the “OpCo Exchange Right”) to exchange all or a portion of its OpCo Class B OpCo Units for, at OpCo’s election, (i) shares of our Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each OpCo Class B Unit exchanged, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (ii) an equivalent amount of cash. OpCo will determine whether to pay cash in lieu of the issuance of shares of Class A Common Stock based on facts in existence at the time of the decision, which we expect would include the relative value of the Class A Common Stock (including trading prices for the Class A Common Stock at the time), the cash purchase price, the availability of other sources of liquidity (such as an issuance of stock) to acquire the OpCo Class B Units and alternative uses for such cash. Additionally, the holders of OpCo Class B Units will be required to exchange all of their OpCo Class B Units (a “Mandatory Exchange”) upon the occurrence of the following: (i) upon the direction of the Company with the consent of at least fifty percent (50%) of the holders of OpCo Class B Units; or (ii) upon the one-year anniversary of the Mandatory Conversion Trigger Date.

In connection with any exchange of OpCo Class B Units pursuant to the OpCo Exchange Right or acquisition of OpCo Class B Units pursuant to a Mandatory Exchange, a corresponding number of shares of Class B Common Stock held by the relevant OpCo unitholder will be cancelled.

Promissory Note”) to the extent the amount available for payment of the Cash Consideration at Closing (the “Minimum Cash Amount”) is less than $63,000,000 and (ii) a portion of the Cash Consideration not to exceed $20,000,000 may be payable through the issuance of up to 2,000,000 preferred units (the “OpCo Preferred Units” and together with the Opco Class A Units and the OpCo Class B Units, the “OpCo Units”) of OpCo (the “Preferred Unit Consideration”, and, together with the Common Unit Consideration, the “Unit Consideration”), to the extent the Minimum Cash Amount is less than $48,000,000. At Closing, 500,000 OpCo Class B Units Consideration (the “Escrowed Unit Consideration”) shall be placed in escrow with the Escrow Agent for the benefit of Buyer pursuant to the Escrow Agreement and the indemnity provisions herein. The Aggregate Consideration is subject to adjustment in accordance with the MIPA.

Immediately following the Closing, the Company will be the sole manager of and control OpCo, and will own 100% of the outstanding OpCo Class A Units. Further, Seller will own 100% of the outstanding OpCo Class B Units, shares of Class B Common Stock, and OpCo Preferred Units.

The current shares of common stock of the Company will be reclassified as Class A Common Stock. Each share of Class B Common Stock has no economic rights but entitles its holder to one vote on all matters to be voted on by stockholders generally. Holders of shares of Class A Common Stock and shares of Class B Common Stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our Proposed Second A&R Charter (as defined below). We do not intend to list any shares of Class B Common Stock on any exchange.

Following this Closing, under the amended and restated limited liability company agreement of OpCo (the “OpCo A&R LLC Agreement”), each holder of OpCo Class B Units will, subject to certain timing procedures and other conditions set forth therein, have the right (the “OpCo Exchange Right”) to exchange all or a portion of its OpCo Class B OpCo Units for, at OpCo’s election, (i) shares of our Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each OpCo Class B Unit exchanged, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (ii) an equivalent amount of cash. OpCo will determine whether to pay cash in lieu of the issuance of shares of Class A Common Stock based on facts in existence at the time of the decision, which we expect would include the relative value of the Class A Common Stock (including trading prices for the Class A Common Stock at the time), the cash purchase price, the availability of other sources of liquidity (such as an issuance of stock) to acquire the OpCo Class B Units and alternative uses for such cash. Additionally, the holders of OpCo Class B Units will be required to exchange all of their OpCo Class B Units (a “Mandatory Exchange”) upon the occurrence of the following: (i) upon the direction of the Company with the consent of at least fifty percent (50%) of the holders of OpCo Class B Units; or (ii) upon the one-year anniversary of the Mandatory Conversion Trigger Date.

In connection with any exchange of OpCo Class B Units pursuant to the OpCo Exchange Right or acquisition of OpCo Class B Units pursuant to a Mandatory Exchange, a corresponding number of shares of Class B Common Stock held by the relevant OpCo unitholder will be cancelled.

At Closing, the Company and the Seller will enter into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company has agreed to provide Seller with certain registration rights with respect to the shares of Class A Common Stock issuable upon exercise of the OpCo Exchange Right, including filing with the SEC an initial Registration Statement on Form S-1 covering the resale by the Seller of the Share Consideration so as to permit their resale under Rule 415 under the Securities Act, no later than thirty (30) days following the Closing, use its commercially reasonable efforts to have the initial Registration Statement declared effective by the SEC as soon as reasonably practicable following the filing thereof with the SEC and use commercially reasonable efforts to convert the Form S-1 (and any subsequent Registration Statement) to a shelf registration statement on Form S-3 as promptly as practicable after the Company is eligible to use a Form S-3 Shelf.

In certain circumstances, the Seller can demand the Company’s assistance with underwritten offerings, and the Seller will be entitled to certain piggyback registration rights.

In connection with the MIPA, OpCo and Seller agreed to cause the execution of an Option Agreement (the “Option Agreement”) by and between the Company (or a newly created special purpose entity of the Company) and Pogo Royalty, LLC, a Texas limited liability company (“Pogo Royalty”), an affiliate of Seller. Pogo Royalty owns certain overriding royalty interests in certain oil and gas assets owned by Pogo Resources, LLC (the “ORR Interest”). Pursuant to the Option Agreement, Pogo Royalty will grant an irrevocable and exclusive option to the Company to purchase the ORR Interest for the Option Price (defined below) at any time prior to the date that is twelve (12) months following the effective date of the Option Agreement. The option will not be exercisable while the Seller Promissory Note is outstanding.

The purchase price for the ORR Interest upon exercise of the option shall be (i) (1) $30,000,000 the (“Base Option Price”), plus (2) an additional amount equal to interest on the Base Option Price of twelve percent (12%), compounded monthly, from the effective date of the Option Agreement through the date of acquisition of the ORR Interest, minus (ii) any amounts received by Pogo Royalty in respect of the ORR Interest from the month of production in which the effective date of the Option Agreement occurs through the date of the exercise of the option (such aggregate purchase price, the “Option Price”).

The Option Agreement and the option will immediately terminate upon the earlier of (a) Pogo Royalty’s transfer or assignment of all of the ORR Interest in accordance with the Option Agreement and (b) the date that is twelve (12) months following the effective date of the Option Agreement.

In connection with the MIPA, at the Closing, the Company will enter into director nomination and board observer agreement (the “Board Designation Agreement”) with CIC. Pursuant to the Board Designation Agreement, CIC will have the right, at any time CIC beneficially owns capital stock of the Company, to appoint two board observers to attend all meetings of the board of directors of the Company. In addition, after the time of the conversion of the OpCo Preferred Units owned by Seller, CIC will have the right to nominate a certain number of members of the board of directors depending on its ownership percentage of Class A Common Stock as further provided in the Board Designation Agreement.

The Company has agreed to, at Closing, enter into and cause certain of its founders (the “Founders”) to enter into a backstop agreement (the “Backstop Agreement”) with Seller whereby the Seller will have the right (“Put Right”) to cause the Founders to purchase Seller’s OpCo Preferred Units at a purchase price per unit equal to $10.00 per unit plus the product of (i) the number of days elapsed since the effective date of the Backstop Agreement and (ii) $10.00 divided by 730. Seller’s right to exercise the Put Right will survive for six (6) months following the date the Trust Shares (as defined below) are not restricted from transfer under the Letter Agreement (as defined in the A&R MIPA).

As security that the Founders will be able to purchase the OpCo Preferred Units upon exercise of the Put Right, the Founders will agree to place 1,500,000 shares of Class A Common Stock into trust (the “Trust Shares”), which the Founders can sell or borrow against to meet their obligations upon exercise of the Put Right with the prior consent of Seller. The Company is not obligated to purchase the OpCo Preferred Units from Seller under the Backstop Agreement. Until the Backstop Agreement is terminated, Seller will not be permitted to engage in any transaction which is designed to sell short the Class A Common Stock of the Company or any other publicly traded securities of the Company.

On October 17, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to November 15, 2023.

NOTE 8 — NOTES PAYABLE

During the nine months ended September 30, 2023, the Company entered into various unsecured promissory notes with existing investors of the Company for total principal of $2,709,000. The Company received cash proceeds of $2,580,000 during the nine months ended September 30, 2023 and received $100,000 of cash proceeds during the year ended December 31, 2022. The Company also recharacterized a related party advance of $29,000 from December 31, 2022 into a note payable for expenses paid on behalf of the Company.

The promissory notes bear interest at the greater of 15% or the highest rate allowed under law, and have a stated maturity date of the five-year anniversary of the closing of the MIPA. The investors may demand repayment beginning six months after the closing of the MIPA. The investors also received common stock warrants equal to the principal amount funded. Each warrant entitles the holder to purchase three quarters of one share of common stock at a price of $11.50. Each warrant will become exercisable on the closing date of the MIPA and is exercisable through the five-year anniversary of the promissory note agreement date. The warrants also grant the holder a one-time redemption right to require the Company pay the holder in cash equal to $1 per warrant 18 months following the closing of the MIPA. A total of 2,709,000 warrants were issued to these investors. Based on the redemption right present in these warrants, the warrants are accounted for as a liability in accordance with ASC 480 and ASC 815, with the changes in fair value of the warrants recognize in the statement of operations.

The Company valued the warrants using the trading prices of the Public Warrants, which mirror the terms of the note payable warrants. The Company also estimated the fair value of the redemption put using a present value calculation for the time from the estimated closing date of the MIPA through the 18 month redemption date, an estimated discount rate of 15%, and an estimated probably of the MIPA closing of 90%. The initial fair value of the warrant liabilities was $2,267,293 and was recognized as debt discount. The estimated fair value of the warrants and redemption put was $2,438,749 as of September 30, 2023, and the Company recognized a change in fair value of the warrant liability of $264,169 and $171,456 during the three and nine months ended September 30, 2023, respectively.

The Company is amortizing the debt discount through a period of six months from the estimated closing date of the MIPA. The Company recognized amortization of debt discount of $529,956 and $1,073,338 during the three and nine months ended September 30, 2023, respectively.

On August 28, 2023, the Company entered into a commitment letter (the “Debt Commitment Letter”) with First International Bank & Trust (“FIBT” or “Lender”), pursuant to which FIBT has agreed to provide the Company with a senior secured term loan in the amount of $28,000,000 (the “Credit Facility”) to (a) fund a portion of the purchase price, (b) partially fund a debt service reserve account funded with $3,000,000 at the Closing Date and an additional $2,000,000 to be deposited within 60 days following the Closing Date (the “Debt Service Reserve Account”), (c) cash secure outstanding letters of credit issued by Pogo’s existing lender, (d) pay fees and expenses in connection with the Purchase and the closing of the Credit Facility and (e) other general corporate purposes. The Credit Facility will be provided on the Closing Date subject to a number of specified conditions set forth in the Debt Commitment Letter. The Company paid $150,000 in upfront fees related to the Debt Commitment Letter, which are included in deferred finance costs on the Company’s consolidated balance sheet.

The obligations of FIBT to provide the Credit Facility were initially set to terminate on October 30, 2023 if the Closing Date has not occurred by such date. On October 24, 2023, the Company and FIBT entered into a First Amendment to the Debt Commitment Letter whereby the termination date was extended to November 15, 2023.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued.

Subsequent to September 30, 2023, the Company received an additional $875,000 in cash proceeds under unsecured promissory notes with investors with the same terms as those disclosed in note 8. The Company issued an additional 875,000 warrants with an exercise price of $11.50 to these investors in connection with the agreements.

On October 17, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to November 15, 2023.

On October 30, 2023, the Company, convened and adjourned, without conducting any other business, its special meeting of its stockholders (the “Special Meeting”) held in connection with: (i) a proposal to approve and adopt the A&R MIPA, and the transactions contemplated thereby (the “Purchase” and such proposal, the “Purchase Proposal”), (ii) a proposal to approve and adopt the HNR Acquisition Corp 2023 Omnibus Incentive Plan, a copy of which is attached to the Proxy Statement (as defined below) as Annex B (the “Incentive Plan Proposal”), (iii) a proposal to approve, for purposes of complying with NYSE American Rule 713(a), the potential and likely issuance of more than 19.99% of the Company’s issued and outstanding shares of common stock including securities convertible into common stock pursuant to the Purchase transactions and issuances which may be made pursuant to a potential private offering (the “NYSE American Proposal”), (iv) a proposal to approve and adopt, the second amended and restated certificate of, a copy of the form of which is attached to the Proxy Statement as Annex I (the “Charter Proposal”), and (v) a proposal to approve the adjournment of the Special Meeting to a later date or dates, if necessary (the “Adjournment Proposal”), as each is further described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2023 (the “Proxy Statement”).

Forward Purchase Agreement

On November 2, 2023, the Company entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “FPA Seller”) (the “Forward Purchase Agreement”) for OTC Equity Prepaid Forward Transactions. For purposes of the Forward Purchase Agreement, the Company is referred to as the “Counterparty”. Capitalized terms used herein but not otherwise defined shall have the meanings ascribed to such terms in the Forward Purchase Agreement.

Pursuant to the terms of the Forward Purchase Agreement, the FPA Seller intends, but is not obligated, to purchase up to 3,000,000 shares (the “Purchased Amount”) of common stock, par value $0.0001 per share, of the Company (“HNRA Shares”) concurrently with the closing of the transactions contemplated by the A&R MIPA (the transactions contemplated by the A&R MIPA for purposes of the Forward Purchase Agreement, collectively the “Purchase & Sale”), pursuant to the FPA Seller’s FPA Funding Amount PIPE Subscription Agreement (as defined below), less the number of HNRA Shares purchased by the FPA Seller separately from third parties through a broker in the open market (“Recycled Shares”). The FPA Seller shall not be required to purchase an amount of HNRA Shares such that following such purchase, that FPA Seller’s ownership would exceed 9.99% of the total HNRA Shares outstanding immediately after giving effect to such purchase, unless the FPA Seller, at its sole discretion, waives such 9.99% ownership limitation. The Purchased Amount subject to the Forward Purchase Agreement is subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares, as further described in the Forward Purchase Agreement.

The Forward Purchase Agreement provides for a prepayment shortfall in an amount in U.S. dollars equal to 0.50% of the product of the Recycled Shares and the Initial Price (defined below). FPA Seller in its sole discretion may sell Recycled Shares (i) at any time following November 2, 2023 (the “Trade Date”) at prices greater than the Reset Price or (ii) commencing on the 180th day following the Trade Date at any sales price, in either case without payment by FPA Seller of any Early Termination Obligation until such time as the proceeds from such sales equal 100% of the Prepayment Shortfall (as set forth under the section entitled “Shortfall Sales” in the Forward Purchase Agreement) (such sales, “Shortfall Sales,” and such Shares, “Shortfall Sale Shares”). A sale of Shares is only (a) a “Shortfall Sale,” subject to the terms and conditions herein applicable to Shortfall Sale Shares, when a Shortfall Sale Notice is delivered under the Forward Purchase Agreement, and (b) an Optional Early Termination, subject to the terms and conditions of the Forward Purchase Agreement applicable to Terminated Shares, when an OET Notice is delivered under the Forward Purchase Agreement, in each case the delivery of such notice in the sole discretion of the FPA Seller (as further described in the “Optional Early Termination” and “Shortfall Sales” sections in the Forward Purchase Agreement).

The Forward Purchase Agreement provides that the FPA Seller will be paid directly an aggregate cash amount (the “Prepayment Amount”) equal to (x) the product of (i) the number of HNRA Shares as set forth in a Pricing Date Notice and (ii) Per-Share Redemption Price as defined in the Company’s certificate of incorporation, effective as of February 10, 2022, as amended from time to time (the “Initial Price”), less (y) the Prepayment Shortfall.

Counterparty will pay to the FPA Seller the Prepayment Amount required under the Forward Purchase Agreement directly from the Counterparty’s Trust Account maintained by Continental Stock Transfer and Trust Company holding the net proceeds of the sale of the units in Counterparty’s initial public offering and the sale of private placement warrants (the “Trust Account”), no later than the earlier of (a) one Local Business Day after the Closing Date and (b) the date any assets from the Trust Account are disbursed in connection with the Purchase & Sale; except that to the extent that the Prepayment Amount is to be paid from the purchase of Additional Shares by FPA Seller, such amount will be netted against such proceeds, with FPA Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by the FPA Seller will be included in the Number Purchased Amount under the Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount.

Following the Closing, the reset price (the “Reset Price”) will be $10.00; provided that the Reset Price shall be reduced pursuant to a Dilutive Offering Reset immediately upon the occurrence of such Dilutive Offering. The Purchased Amount subject to the Forward Purchase Agreement shall be increased upon the occurrence of a Dilutive Offering Reset to that number of Shares equal to the quotient of (i) the Purchased Amount divided by (ii) the quotient of (a) the price of such Dilutive Offering divided by (b) $10.00.

From time to time and on any date following the Trade Date (any such date, an “OET Date”) and subject to the terms and conditions in the Forward Purchase Agreement, FPA Seller may, in its absolute discretion, terminate the Transaction in whole or in part by providing written notice to Counterparty (the “OET Notice”), by the later of (a) the fifth Local Business Day following the OET Date and (b) no later than the next Payment Date following the OET Date, (which shall specify the quantity by which the Number of Shares shall be reduced (such quantity, the “Terminated Shares”)). The effect of an OET Notice shall be to reduce the Number of Shares by the number of Terminated Shares specified in such OET Notice with effect as of the related OET Date. As of each OET Date, Counterparty shall be entitled to an amount from FPA Seller, and the FPA Seller shall pay to Counterparty an amount, equal to the product of (x) the number of Terminated Shares and (y) the Reset Price in respect of such OET Date. The payment date may be changed within a quarter at the mutual agreement of the parties.

The “Valuation Date” will be the earlier to occur of (a) the date that is three (3) years after the date of the closing of the Purchase & Sale (the date of the closing of the Purchase & Sale, the “Closing Date”) pursuant to the A&R MIPA, (b) the date specified by FPA Seller in a written notice to be delivered to Counterparty at FPA Seller’s discretion (which Valuation Date shall not be earlier than the day such notice is effective) after the occurrence of any of (w) a VWAP Trigger Event, (x) a Delisting Event, (y) a Registration Failure or (z) unless otherwise specified therein, upon any Additional Termination Event, and (c) the date specified by FPA Seller in a written notice to be delivered to Counterparty at FPA Seller’s sole discretion (which Valuation Date shall not be earlier than the day such notice is effective). The Valuation Date notice will become effective immediately upon its delivery from FPA Seller to Counterparty in accordance with the Forward Share Purchase Agreement.

On the “Cash Settlement Payment Date,” which is the tenth Local Business Day immediately following the last day of the Valuation Period, the FPA Seller will remit to the Counterparty an amount equal to the Settlement Amount and will not otherwise be required to return to the Counterparty any of the Prepayment Amount and the Counterparty shall remit to the FPA Seller the Settlement Amount Adjustment; provided, that if the Settlement Amount less the Settlement Amount Adjustment is a negative number and either clause (x) of Settlement Amount Adjustment applies or the Counterparty has elected pursuant to clause (y) of Settlement Amount Adjustment to pay the Settlement Amount Adjustment in cash, then neither the FPA Seller nor the Counterparty shall be liable to the other party for any payment under the Cash Settlement Payment Date section of the Forward Purchase Agreement.

The FPA Seller has agreed to waive any redemption rights with respect to any Recycled Shares in connection with the Purchase & Sale, as well as any redemption rights under the Company’s certificate of incorporation that would require redemption by the Company. Such waiver may reduce the number of HNRA Shares redeemed in connection with the Purchase & Sale, and such reduction could alter the perception of the potential strength of the Purchase & Sale. The Forward Purchase Agreement has been structured, and all activity in connection with such agreement has been undertaken, to comply with the requirements of all tender offer regulations applicable to the Purchase & Sale, including Rule 14e-5 under the Securities Exchange Act of 1934.

FPA Funding Amount PIPE Subscription Agreements

On November 2, 2023, the Company entered into a subscription agreement (the “FPA Funding Amount PIPE Subscription Agreement”) with FPA Seller.

Pursuant to the FPA Funding PIPE Subscription Agreement, FPA Seller agreed to subscribe for and purchase, and the Company agreed to issue and sell to FPA Seller, on the Closing Date, an aggregate of up to 3,000,000 HNRA Shares, less the Recycled Shares in connection with the Forward Purchase Agreement.

A copy of the form of FPA Funding Amount PIPE Subscription Agreement is filed herewith as Exhibit 10.2, and the foregoing description of the FPA Funding Amount PIPE Subscription Agreement is qualified in its entirety by reference thereto.

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

As indicated in the accompanying unaudited condensed consolidated financial statements, at September 30, 2023, we had $638,736 in cash and working capital of $4,606,920, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception (December 9, 2020) through September 30, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of a business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $5,358 which consisted of $658,742 of operating costs, franchise tax expense of $50,000, amortization of debt discount of $574,280, interest expense of $89,769 and a loss on the change in fair value of warrant liabilities of $264,169. These were partially offset by $627,932 of interest income on marketable securities held in our Trust Account and a gain from the settlement of liabilities of $787,500. The Company also recognized $205,775 of income tax benefit during the three months ended September 30, 2023. For the three months ended September 30, 2022, we had a net loss of $61,629, which consisted of $409,308 of operating costs, franchise tax expense of $50,000, partially offset by $397,081 of interest income on marketable securities held in our Trust Account, respectively.

For the nine months ended September 30, 2023, we had a net loss of $415,775, which consisted of $1,927,221 of operating costs, $150,000 of franchise tax, amortization of debt discount of $1,073,338, interest expense on promissory notes of $182,925, a change in fair value of warrant liabilities of $171,456. These were partially offset by $2,417,604 of interest income on marketable securities held in our Trust Account and $787,500 from a gain on settlement of liabilities, respectively. The Company also recognized $130,335 of income tax expense during the months ended September 30, 2023. For the nine months ended September 30, 2022, we had operating costs of $1,215,349 and interest income on marketable securities held in our Trust Account of $524,169.

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

As of September 30, 2023, we had cash of $638,736 and marketable securities held in the Trust Account of $48,974,196 consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. On May 11, 2023, in connection with the stockholder vote for the amendment to the Company’s certificate of incorporation, a total of 4,115,597 Public Shares for an aggregate redemption amount of $43,318,207 were redeemed from the Trust Account by the stockholders of the Company. The Company also withdrew a total of $711,204 from the Trust Account to pay franchise and federal income taxes. During the three months ended September 30, 2023, the Company withdrew an additional $120,000 from the Trust Account to pay franchise and income taxes.

For the nine months ended September 30, 2023, net cash used in operating activities was $1,235,439. Net loss of $415,775 was affected by interest income on marketable securities held in Trust of $2,417,604, change in fair value of warrant liabilities of $171,456, amortization of debt discount of $1,073,338, a gain of $787,500 from the settlement of liabilities and a change in working capital accounts of $1,140,646. For the nine months ended September 30, 2022, net cash used in operating activities was $1,240,547. Net loss of $840,452 was affected by interest income on marketable securities held in Trust of $524,169, and a change in working capital accounts of $124,074.

The Company had cash flows provided by investing activities of $42,686,770 during the nine months ended September 30, 2023, consisting of $43,318,207 in cash withdrawn from the Trust Account for redemptions of common stock, $831,204 of interest withdrawn for payment of taxes, partially offset by $1,462,641 related to the deposit of the SPAC extension payments into the Trust. During the nine months ended September 30, 2022 net cash used in investing activities was $87,975,000 related to the initial Trust deposit from the Company’s IPO.

The Company had cash flows used in financing activities of $40,888,207 during the nine months ended September 30, 2023 including payment of $43,318,207 for redemptions of common stock, payment of $150,000 in deferred finance costs and proceeds of $2,580,000 related to the sale of unsecured promissory notes, coupled with the issuance of warrants, to investors. During the nine months ended September 30, 2022, the Company has cash provided by financing activities of $89,229,351, primarily related to the net proceeds from the IPO of $84,319,667 and the Private Placement of $5,023,284.

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

At September 30, 2023, the Company had $638,736 in cash and a working capital deficit of $4,606,920, which excludes franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On February 5, 2023, the Company received notice from the Sponsor of its intention to extend the Combination period by three months until May 15, 2023. On February 8, 2023 in accordance with the Company’s then-effective amended and restated certificate of incorporation, the Sponsor’s designee deposited $862,500 into the Company’s Trust Account in connection with the extension. On May 11, 2023, the stockholders of the Company approved, and the Company filed with the Secretary of State of Delaware, an amendment to the Company’s certificate of incorporation to extend the date by which the Company must consummate its initial Business Combination from May 15, 2023 by up to six (6) one-month extensions to November 15, 2023, provided that the Sponsor deposits into the Trust Account the lesser of (x) $120,000, or (y) $0.04 per share for each public share of common stock outstanding as of the applicable deadline for each such one-month extension until November 15, 2023, unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of the initial Business Combination. On May 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to June 15, 2023. On June 9, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to July 15, 2023. On July 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to August 15, 2023. On August 7, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to September 15, 2023. On September 11, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to October 15, 2023. On October 17, 2023, the Sponsor’s designee deposited $120,000 into the Trust Account, extending the date by which the Company must consummate its initial Business Combination to November 15, 2023.

In the event the Company does not complete a Business Combination by November 15, 2023 or amend its certificate of incorporation, the Company is required to redeem the public shares sold in the Initial Public Offering. Additionally, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

Contractual obligations

We currently pay our Sponsor $5,000 per month for providing us with office space, utilities, secretarial and administrative services. We also agreed to pay Sponsor an additional $5,000 per month for such services, but have agreed with Sponsor to defer payment to Sponsor of such additional accrued amounts until the closing of the MIPA. The Company has paid $169,250 to the Sponsor through September 30, 2023 for administrative support services and owes the Sponsor $50,000 as of September 30, 2023.

The Company has entered into various working capital unsecured promissory notes with existing investors of the Company, totaling $3,584,000 to date. These notes will mature at the five year anniversary of the MIPA. The investor may demand repayment beginning six months from the closing date of the MIPA.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Loss Per Share of Common Stock:

Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement warrants to purchase an aggregate of 6,847,500 shares and warrants to purchase 2,734,000 issued in connection with working capital loans in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for the period presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon his evaluation, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) concluded that, our disclosure controls and procedures were not effective related to the lack of sufficient accounting personnel to manage the Company’s financial accounting process, the redeemable common stock not being remeasured to redemption value accurately, accounting of complex financial instruments and certain accruals not initially being recorded in a timely manner which combined constituted a material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the lack of sufficient accounting personnel and certain accruals not being recorded in a timely manner constituted a material weakness as defined in the SEC regulations.

Changes in Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of our internal control over financial reporting at September 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2023 due to the material weakness in our internal control over financial reporting described above. We plan to enhance our processes to identify and appropriately recognize accounting transactions in a more timely manner, and understand the nuances of the complex accounting standards that apply to our consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report as amended on Form 10-K filed with the SEC on March 31, 2023, as amended on Form 10-K/A filed with the SEC on May 24, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2023, the Company issued 150,000 warrants to a third-party having terms substantially similar to the Private Placement Warrants in connection with the receipt of $150,000 in cash and the issuance of a promissory note.

In July 2023, the Company issued 150,000 warrants to a third-party having terms substantially similar to the Private Placement Warrants in connection with the receipt of $150,000 in cash and the issuance of a promissory note.

In July 2023, the Company issued 50,000 warrants to a third-party having terms substantially similar to the Private Placement Warrants in connection with the receipt of $50,000 in cash and the issuance of a promissory note.

In July 2023, the Company issued 25,000 warrants to a stockholder having terms substantially similar to the Private Placement Warrants in connection with the receipt of $25,000 in cash and the issuance of a promissory note.

In July 2023, the Company issued 10,000 warrants to a third-party having terms substantially similar to the Private Placement Warrants in connection with the receipt of $10,000 in cash and the issuance of a promissory note.

In August 2023, the Company issued 50,000 warrants to a third-party having terms substantially similar to the Private Placement Warrants in connection with the receipt of $50,000 in cash and the issuance of a promissory note.

In August 2023, the Company issued 150,000 warrants to a third-party having terms substantially similar to the Private Placement Warrants in connection with the receipt of $150,000 in cash and the issuance of a promissory note.

In August 2023, the Company issued 100,000 warrants to a third-party having terms substantially similar to the Private Placement Warrants in connection with the receipt of $100,000 in cash and the issuance of a promissory note.

In September 2023, the Company issued 50,000 warrants to a third-party having terms substantially similar to the Private Placement Warrants in connection with the receipt of $50,000 in cash and the issuance of a promissory note.

In September 2023, the Company issued 20,000 warrants to a third-party having terms substantially similar to the Private Placement Warrants in connection with the receipt of $20,000 in cash and the issuance of a promissory note.

All issuances of warrants described above were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amended and Restated Membership Interest Purchase Agreement, dated as of August 28, 2023, by and among Buyer, Seller, and Sponsor (filed as Exhibit 2.1 to the Company’s Periodic Report on form 8-K filed on August 30, 2023 and incorporated herein by reference).
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
3.2	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
3.3	Amendment to the Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2023, and incorporated herein by reference).
3.4	Form of Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Periodic Report on form 8-K filed on August 30, 2023 and incorporated herein by reference).
3.5	Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
4.2	Description of Registrant’s Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
10.1	Form of Seller Promissory Note by and between Buyer and Seller (filed as Exhibit 10.1 to the Company’s Current Report on form 8-K filed on August 30, 2023 and incorporated herein by reference).
10.2	Form of Option Agreement by and between OpCo and Pogo Royalty (filed as Exhibit 10.2 to the Company’s Current Report on form 8-K filed on August 30, 2023 and incorporated herein by reference).
10.3	Form of Amended and Restated Limited Liability Company Agreement of OpCo (filed as Exhibit 10.3 to the Company’s Current Report on form 8-K filed on August 30, 2023 and incorporated herein by reference).
10.4	Form of Director Nomination and Board Observer Agreement by and between the Company and Seller (filed as Exhibit 10.4 to the Company’s Current Report on form 8-K filed on August 30, 2023 and incorporated herein by reference).
10.5	Form of Backstop Agreement by and among the Company, OpCo, Seller, and certain Founders (filed as Exhibit 10.5 to the Company’s Current Report on form 8-K filed on August 30, 2023 and incorporated herein by reference).
10.6	Form of Registration Rights Agreement by and between the Company and Seller (filed as Exhibit 10.6 to the Company’s Current Report on form 8-K filed on August 30, 2023 and incorporated herein by reference).
10.7	Debt Commitment Letter, dated as of August 28, 2023, by and between the Company and FIBT (filed as Exhibit 10.7 to the Company’s Current Report on form 8-K filed on August 30, 2023 and incorporated herein by reference).
10.8	First Amendment to Commitment Letter, dated October 24, 2023, by and between the Company and FIBT (filed as Exhibit 10.2 to the Company’s Current Report on form 8-K filed on October 30, 2023 and incorporated herein by reference).
10.9	Form of Forward Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on form 8-K filed on November 3, 2023 and incorporated herein by reference).
10.10	Form of FPA Funding Amount PIPE Subscription Agreement (filed as Exhibit 10.2 to the Company’s Current Report on form 8-K filed on November 3, 2023 and incorporated herein by reference).
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HNR ACQUISITION CORP

Date: November 9, 2023	By:	/s/ Donald Goree
	Name:	Donald Goree
	Title:	Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer,
Principal Financial and Accounting Officer)