Form 10-K
period 2023-12-31
HNR Acquisition Corp.
filed 2024-05-03
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code: (713) 834-1145

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	HNRA	NYSE American LLC
Warrants, each whole warrant exercisable for three quarters of one share of Class A Common Stock at an exercise price of $11.50 per whole share	HNRAW	NYSE American LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $47.9 million based on the last sale price on June 30, 2023.

As of May 2, 2024, 5,235,131 shares of Class A Common Stock, par value $0.0001 per share, and 1,800,000 share of Class B Common Stock, par value $0.0001 per share, were issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“Class A Common Stock” is to our Class A Common Stock, par value $0.0001 per share;

●	“Class B Common Stock” is to our Class B Common Stock, par value $0.0001 per share;

●	“founder shares” are to shares of our Class A Common Stock initially purchased by our sponsor in a private placement prior to our Initial Public Offering;

●	“initial business combination” or “Purchase” refers to the completion of our initial business combination on November 15, 2023, pursuant to the closing of the transactions contemplated by the MIPA whereby we acquired (through our subsidiaries) 100% of the outstanding membership interests of Pogo Resources, LLC, a Texas limited liability company (“Pogo” or the “Target”);

●	“Initial Public Offering” refers to the Initial Public Offering closed on February 15, 2022;

●	“initial stockholders” are to our holders of our founder shares prior to our Initial Public Offering (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“MIPA” means that that certain Amended and Restated Membership Interest Purchase Agreement, dated August 28, 2023, as amended (the “MIPA”), by and among us, HNRA Upstream, LLC, a newly formed Delaware limited liability company which is managed by us, and is a subsidiary of ours (“OpCo”), and HNRA Partner, Inc., a newly formed Delaware corporation and wholly owned subsidiary of ours (“SPAC Subsidiary”, and together with us and OpCo, “Buyer” and each a “Buyer”), CIC Pogo LP, a Delaware limited partnership (“CIC”), DenCo Resources, LLC, a Texas limited liability company (“DenCo”), Pogo Resources Management, LLC, a Texas limited liability company (“Pogo Management”), 4400 Holdings, LLC, a Texas limited liability company (“4400” and, together with CIC, DenCo and Pogo Management, collectively, “Seller” and each a “Seller”), and, solely with respect to Section 6.20 of the MIPA, Sponsor.

●	“Predecessor” refers to the historical business of Pogo prior to the Purchase on November 15, 2023.

●	“private placement units” are to the units issued to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering;

●	“private placement warrants” are to the warrants sold as part of the private placement units, and to any private placement warrants or warrants issued in connection with working capital loans that were sold to third parties, our executive officers, or our directors (or permitted transferees).

●	“public shares” are to shares of our Class A Common Stock sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Sponsor” refers to HNRAC Sponsors, LLC, a Delaware limited liability company;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement units or their permitted transferees;

●	“HNR,” “HNRA,” “registrant,” “we,” “us,” “company” or “our company” “Successor” are to HNR Acquisition Corp (and the business of Pogo which became the business of the Company after giving effect to the Purchase).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Report may constitute “forward-looking statements” for purposes of United States federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our expectations around the performance of our business;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	our potential ability to obtain additional financing;

●	the level of production on our properties;

●	overall and regional supply and demand factors, delays, or interruptions of production;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	competition in the oil and natural gas industry;

●	the trust account not being subject to claims of third parties; or

●	future operating results.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

SUMMARY OF SIGNIFICANT RISKS AFFECTING OUR COMPANY

Our business is subject to multiple risks and uncertainties, as more fully described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We urge you to read the disclosures under the caption “Risk Factors” and this Annual Report in full. Our significant risks may be summarized as follows:

●	Pogo’s producing properties are located in the Permian Basin, making it vulnerable to risks associated with operating in a single geographic area.

●	Title to the properties in which Pogo is acquiring an interest may be impaired by title defects.

●	Pogo depends on various services for the development and production activities on the properties it operates. Substantially all Pogo’s revenue is derived from these producing properties. A reduction in the expected number of wells to be developed on Pogo’s acreage by or the failure of Pogo to develop and operate the wells on its acreage could have an adverse effect on its results of operations and cash flows adequately and efficiently.

●	Pogo’s identified development activities are susceptible to uncertainties that could materially alter the occurrence or timing of their development activities.

●	Acquisitions and Pogo’s development of Pogo’s leases will require substantial capital, and our company may be unable to obtain needed capital or financing on satisfactory terms or at all.

●	Pogo currently plans to enter hedging arrangements with respect to the production of crude oil, and possibly natural gas which is a smaller portion of the reserves. Pogo will mitigate the exposure to the impact of decreases in the prices by establishing a hedging plan and structure that protects the earnings to a reasonable level, and the debt service requirements.

●	Pogo’s estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of its reserves.

●	We believe Pogo currently has ineffective internal control over its financial reporting.

●	A substantial majority of Pogo’s revenues from crude oil and gas producing activities are derived from its operating properties that are based on the price at which crude oil and natural gas produced from the acreage underlying its interests are sold. Prices of crude oil and natural gas are volatile due to factors beyond Pogo’s control. A substantial or extended decline in commodity prices may adversely affect Pogo’s business, financial condition, results of operations and cash flows.

●	If commodity prices decrease to a level such that Pogo’s future undiscounted cash flows from its properties are less than their carrying value, Pogo may be required to take write-downs of the carrying values of its properties.

●	The unavailability, high cost or shortages of rigs, equipment, raw materials, supplies or personnel may restrict or result in increased costs to develop and operate Pogo’s properties.

●	The marketability of crude oil and natural gas production is dependent upon transportation and processing and refining facilities, which Pogo cannot control. Any limitation in the availability of those facilities could interfere with Pogo’s ability to market its production and could harm Pogo’s business.

●	Drilling for and producing crude oil and natural gas are high-risk activities with many uncertainties that may materially adversely affect Pogo’s business, financial condition, results of operations and cash flows.

●	Crude oil and natural gas operations are subject to various governmental laws and regulations. Compliance with these laws and regulations can be burdensome and expensive for Pogo, and failure to comply could result in Pogo incurring significant liabilities, either of which may impact its willingness to develop Pogo’s interests.

●	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could cause Pogo to incur increased costs, additional operating restrictions or delays and have fewer potential development locations.

●	The unaudited pro forma condensed consolidated combined financial information and HNRA’s respective unaudited forecasted financial information included in this report may not be indicative of what the actual financial position or results of operations would have been or will be. Our future results following the Purchase may differ, possibly materially, from the unaudited pro forma condensed consolidated combined financial information and HNRA’s respective unaudited forecasted financial information presented in this report.

●	The historical financial results of HNRA and the unaudited pro forma condensed consolidated combined financial information included elsewhere in this report may not be indicative of what HNRA’s actual financial position or results of operations would have been if it were a public company.

PART I

ITEM 1. BUSINESS

Overview

HNR Acquisition Corp, was incorporated in Delaware as a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. Prior to closing the Purchase, our efforts were limited to organizational activities, completion of an initial public offering and the evaluation of possible business combinations. On February 15, 2022, we consummated the Initial Public Offering of 7,500,000 units (the “Units”), at $10.00 per Unit, generating proceeds of $75,000,000. Additionally, the underwriter fully exercised its option to purchase 1,125,000 additional Units, for which we received cash proceeds of $11,250,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 505,000 private placement units at a price of $10.00 per unit generating proceeds of $5,050,000 in a private placement to our Sponsor and EF Hutton (formerly Kingswood Capital Markets) (“EF Hutton”). On April 4, 2022, the Units separated into Class A Common Stock and warrants, and ceased trading. On April 4, 2022, the Class A Common Stock and warrants commenced trading on the NYSE American.

We identified as the initial target for our initial business combination. Our efforts to identify a prospective target business were limited to a particular industry or geographic region. While we were permitted to pursue an acquisition opportunity in any industry or sector, we focused on assets used in exploring, developing, producing, transporting, storing, gathering, processing, fractionating, refining, distributing or marketing of natural gas, natural gas liquids, crude oil or refined products in North America.

Purchase

On December 27, 2022, we, entered into a Membership Interest Purchase Agreement (the “Original MIPA”) with CIC Pogo LP, a Delaware limited partnership (“CIC”), DenCo Resources, LLC, a Texas limited liability company (“DenCo”), Pogo Resources Management, LLC, a Texas limited liability company (“Pogo Management”), 4400 Holdings, LLC, a Texas limited liability company (“4400” and, together with CIC, DenCo and Pogo Management, collectively, “Seller” and each a “Seller”), and, solely with respect to Section 7.20 of the Original MIPA, HNRAC Sponsors LLC, a Delaware limited liability company (“Sponsor”). On August 28, 2023, we, HNRA Upstream, LLC, a newly formed Delaware limited liability company which is managed by us, and is a subsidiary of ours (“OpCo”), and HNRA Partner, Inc., a newly formed Delaware corporation and wholly owned subsidiary of ours (“SPAC Subsidiary”, and together with us and OpCo, “Buyer” and each a “Buyer”), entered into an Amended and Restated Membership Interest Purchase Agreement (the “A&R MIPA”) with Seller, and, solely with respect to Section 6.20 of the A&R MIPA, the Sponsor, which amended and restated the Original MIPA in its entirety (as amended and restated, the “MIPA”). Our stockholders approved the transactions contemplated by the MIPA at a special meeting of stockholders that was originally convened October 30, 2023, adjourned, and then reconvened on November 13, 2023 (the “Special Meeting”).

On November 15, 2023 (the “Closing Date”), as contemplated by the MIPA:

●	We filed a Second Amended and Restated Certificate of Incorporation (the “Second A&R Charter”) with the Secretary of State of the State of Delaware, pursuant to which the number of authorized shares of our capital stock, par value $0.0001 per share, was increased to 121,000,000 shares, consisting of (i) 100,000,000 shares of Class A Common Stock, (ii) 20,000,000 shares of Class B Common Stock, and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share;

●	Our shares of common stock were reclassified as Class A Common Stock; the Class B Common Stock has no economic rights but entitles its holder to one vote on all matters to be voted on by stockholders generally; holders of shares of Class A Common Stock and shares of Class B Common Stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by the Second A&R Charter;

●	(A) We contributed to OpCo (i) all of our assets (excluding our interests in OpCo and the aggregate amount of cash required to satisfy any exercise by our stockholders of their Redemption Rights (as defined below)) and (ii) 2,000,000 newly issued shares of Class B Common Stock (such shares, the “Seller Class B Shares”) and (B) in exchange therefor, OpCo issued to us a number of Class A common units of OpCo (the “OpCo Class A Units”) equal to the number of total shares of Class A Common Stock issued and outstanding immediately after the closing (the “Closing”) of the transactions contemplated by the MIPA (following the exercise by HNRA stockholders of their Redemption Rights) (such transactions, the “SPAC Contribution”); and

●	Immediately following the SPAC Contribution, OpCo contributed $900,000 to SPAC Subsidiary in exchange for 100% of the outstanding common stock of SPAC Subsidiary (the “SPAC Subsidiary Contribution”);

●	Immediately following the SPAC Subsidiary Contribution, Seller sold, contributed, assigned, and conveyed to (A) OpCo, and OpCo acquired and accepted from Seller, ninety-nine percent (99.0%) of the outstanding membership interests of Pogo Resources, LLC, a Texas limited liability company (“Pogo” or the “Target”), and (B) SPAC Subsidiary, and SPAC Subsidiary purchased and accepted from Seller, one percent (1.0%) of the outstanding membership interest of Target (together with the ninety-nine percent (99.0%) interest, the “Target Interests”), in each case, in exchange for (x) $900,000 of the Cash Consideration (as defined below) in the case of SPAC Subsidiary and (y) the remainder of the Aggregate Consideration (as defined below) in the case of OpCo (such transactions, together with the SPAC Contribution and SPAC Subsidiary Contribution and the other transactions contemplated by the MIPA, the “Purchase”).

The “Aggregate Consideration” for the Target Interests was: (a) cash in the amount of $31,074,127 in immediately available funds (the “Cash Consideration”), (b) 2,000,000 Class B common units of OpCo (“OpCo Class B Units”) valued at $10.00 per unit (the “Common Unit Consideration”), which will be equal to and exchangeable into 2,000,000 shares of Class A Common Stock issuable upon exercise of the OpCo Exchange Right (as defined below), as reflected in the amended and restated limited liability company agreement of OpCo that became effective at Closing (the “A&R OpCo LLC Agreement”), (c) the Seller Class B Shares, (d) $15,000,000 payable through a promissory note to Seller (the “Seller Promissory Note”), (e) 1,500,000 preferred units (the “OpCo Preferred Units” and together with the Opco Class A Units and the OpCo Class B Units, the “OpCo Units”) of OpCo (the “Preferred Unit Consideration”, and, together with the Common Unit Consideration, the “Unit Consideration”), and (f) an agreement for Buyer, on or before November 21, 2023, to settle and pay to Seller $1,925,873 from sales proceeds received from oil and gas production attributable to Pogo, including pursuant to its third party contract with affiliates of Chevron. At Closing, 500,000 Seller Class B Shares (the “Escrowed Share Consideration”) were placed in escrow for the benefit of Buyer pursuant to an escrow agreement and the indemnity provisions in the MIPA. The Aggregate Consideration is subject to adjustment in accordance with the MIPA.

In connection with the Purchase, holders of 3,323,707 shares of common stock sold in HNRA’s initial public offering (the “public shares”) properly exercised their right to have their public shares redeemed (the “Redemption Rights”) for a pro rata portion of the trust account (the “Trust Account”) which held the proceeds from HNRA’s initial public offering, funds from HNRA’s payments to extend the time to consummate a business combination and interest earned, calculated as of two business days prior to the Closing, which was approximately $10.95 per share, or $49,362,479 in the aggregate. The remaining balance in the Trust Account (after giving effect to the Redemption Rights) was $12,979,300.

Immediately upon the Closing, Pogo Royalty exercised the OpCo Exchange Right as it relates to 200,000 OpCo Class B units (and 200,000 shares of Class B Common Stock). After giving effect to the Purchase, the redemption of public shares as described above and the exchange mentioned in the preceding sentence, were (i) 5,097,009 shares of Class A Common Stock issued and outstanding, (ii) 1,800,000 shares of Class B Common Stock issued and outstanding and (iii) no shares of preferred stock issued and outstanding.

The Class A Common Stock and HNRA warrants continued to trade, but now as an operating company, on the NYSE American under the symbols “HNRA” and “HNRAW,” respectively, on November 16, 2023.

First Amendment to Amended and Restated Membership Interest Purchase Agreement

On November 15, 2023, Buyer, Seller, and Sponsor entered into the MIPA Amendment, whereby the Parties agreed to extend the outside date for the transaction to November 30, 2023, and to place 500,000 shares of Seller Class B Shares into escrow instead of 500,000 OpCo Class B Units.

Settle Up Letter Agreement

On November 15, 2023, Buyer and Seller entered into the Settle Up Letter Agreement, whereby Seller agreed to accept a minimum amount of cash at Closing less than $33,000,000, provided that, on or before November 21, 2023, Buyer must settle and pay to Seller $1,925,873 from sales proceeds received from oil and gas production attributable to Pogo, including pursuant to its third party contract with affiliates of Chevron.

OpCo A&R LLC Agreement

In connection with the Closing, HNRA and Pogo Royalty, LLC, a Texas limited liability company, an affiliate of Seller and Seller’s designated recipient of the Aggregate Consideration (“Pogo Royalty”), entered into an amended and restated limited liability company agreement of OpCo (the “OpCo A&R LLC Agreement”). Pursuant to the A&R OpCo LLC Agreement, each OpCo unitholder (excluding HNRA) will, subject to certain timing procedures and other conditions set forth therein, have the right (the “OpCo Exchange Right”) to exchange all or a portion of its OpCo Class B Units for, at OpCo’s election, (i) shares of Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each OpCo Class B Unit exchanged, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (ii) an equivalent amount of cash. Additionally, the holders of OpCo Class B Units will be required to exchange all of their OpCo Class B Units (a “Mandatory Exchange”) upon the occurrence of the following: (i) upon the direction of HNRA with the consent of at least fifty percent (50%) of the holders of OpCo Class B Units; or (ii) upon the one-year anniversary of the Mandatory Conversion Trigger Date. In connection with any exchange of OpCo Class B Units pursuant to the OpCo Exchange Right or acquisition of OpCo Class B Units pursuant to a Mandatory Exchange, a corresponding number of shares of Class B Common Stock held by the relevant OpCo unitholder will be cancelled.

The OpCo Preferred Units will be automatically converted into OpCo Class B Units on the two-year anniversary of the issuance date of such OpCo Preferred Units (the “Mandatory Conversion Trigger Date”) at a rate determined by dividing (i) $20.00 per unit (the “Stated Conversion Value”), by (ii) the Market Price of the Class A Common Stock (the “Conversion Price”). The “Market Price” means the simple average of the daily VWAP of the Class A Common Stock during the five (5) trading days prior to the date of conversion. On the Mandatory Conversion Trigger Date, HNRA will issue a number of shares of Class B Common Stock to Pogo Royalty equivalent to the number of OpCo Class B Units issued to Pogo Royalty. If not exchanged sooner, such newly issued OpCo Class B Units shall automatically exchange into Class A Common Stock on the one-year anniversary of the Mandatory Conversion Trigger Date at a ratio of one OpCo Class B Unit for one share of Class Common Stock. An equivalent number of shares of Class B Common Stock must be surrendered with the OpCo Class B Units to us in exchange for the Class A Common Stock. As noted above, the OpCo Class B Units must be exchanged upon the one-year anniversary of the Mandatory Conversion Trigger Date.

Promissory Note

In connection with the Closing, OpCo issued the Seller Promissory Note to Pogo Royalty in the principal amount of $15,000,000. The Seller Promissory Note provides for a maturity date that is six (6) months from the Closing Date, bears an interest rate equal to 12% per annum, and contains no penalty for prepayment. If the Seller Promissory Note is not repaid in full on or prior to its stated maturity date, OpCo will owe interest from and after default equal to the lesser of 18% per annum and the highest amount permissible under law, compounded monthly. The Seller Promissory Note is subordinated to the Term Loan (as defined herein).

Registration Rights Agreement

In connection with the Closing, HNRA and Pogo Royalty entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which HNRA has agreed to provide Pogo Royalty with certain registration rights with respect to the shares of Class A Common Stock issuable upon exercise of the OpCo Exchange Right, including filing with the SEC an initial registration statement on Form S-1 covering the resale by the Pogo Royalty of the shares of Class A Common Stock issuable upon exercise of the OpCo Exchange Right so as to permit their resale under Rule 415 under the Securities Act, no later than thirty (30) days following the Closing, use its commercially reasonable efforts to have the initial registration statement declared effective by the SEC as soon as reasonably practicable following the filing thereof with the SEC, and use commercially reasonable efforts to convert the Form S-1 (and any subsequent registration statement) to a shelf registration statement on Form S-3 as promptly as practicable after HNRA is eligible to use a Form S-3 Shelf.

In certain circumstances, Pogo Royalty can demand our assistance with underwritten offerings, and Pogo Royalty will be entitled to certain piggyback registration rights.

Option Agreement

In connection with the Closing, HNRA, HNRA Royalties, LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of HNRA (“HNRA Royalties”) and Pogo Royalty entered into an Option Agreement (the “Option Agreement”). Pogo Royalty owns certain overriding royalty interests in certain oil and gas assets owned by Pogo (the “ORR Interest”). Pursuant to the Option Agreement, Pogo Royalty granted irrevocable and exclusive option to HNRA Royalty to purchase the ORR Interest for the Option Price (as defined below) at any time prior to November 15, 2024. The option is not exercisable while the Seller Promissory Note is outstanding.

The purchase price for the ORR Interest upon exercise of the option is: (i) (1) $30,000,000 the (“Base Option Price”), plus (2) an additional amount equal to interest on the Base Option Price of twelve percent (12%), compounded monthly, from the Closing Date through the date of acquisition of the ORR Interest, minus (ii) any amounts received by Pogo Royalty in respect of the ORR Interest from the month of production in which the effective date of the Option Agreement occurs through the date of the exercise of the option (such aggregate purchase price, the “Option Price”).

The Option Agreement and the option will immediately terminate upon the earlier of (a) Pogo Royalty’s transfer or assignment of all of the ORR Interest in accordance with the Option Agreement and (b) November 15, 2024.

Pursuant to the Option Agreement, upon execution, HNRA issued to Pogo Royalty 10,000 shares of Class A Common Stock.

Director Nomination and Board Observer Agreement

In connection with the Closing, we entered into Director Nomination and Board Observer Agreement (the “Board Designation Agreement”) with CIC. Pursuant to the Board Designation Agreement, CIC has the right, at any time CIC beneficially owns our capital stock, to appoint two board observers to attend all meetings of our Board of Directors. In addition, after the time of the conversion of the OpCo Preferred Units owned by Pogo Royalty, CIC will have the right to nominate a certain number of members of the board of directors depending on Pogo Royalty’s ownership percentage of Class A Common Stock as further provided in the Board Designation Agreement.

Backstop Agreement

In connection with the Closing, HNRA entered a Backstop Agreement (the “Backstop Agreement”) with Pogo Royalty and certain of HNRA’s founders listed therein (the “Founders”) whereby Pogo Royalty will have the right (“Put Right”) to cause the Founders to purchase Pogo Royalty’s OpCo Preferred Units at a purchase price per unit equal to $10.00 per unit plus the product of (i) the number of days elapsed since the effective date of the Backstop Agreement and (ii) $10.00 divided by 730. Seller’s right to exercise the Put Right will survive for six (6) months following the date the Trust Shares (as defined below) are not restricted from transfer under the Letter Agreement (as defined in the MIPA) (the “Lockup Expiration Date”).

As security that the Founders will be able to purchase the OpCo Preferred Units upon exercise of the Put Right, the Founders agreed to place at least 1,300,000 shares of Class A Common Stock into escrow (the “Trust Shares”), which the Founders can sell or borrow against to meet their obligations upon exercise of the Put Right, with the prior consent of Seller. HNRA is not obligated to purchase the OpCo Preferred Units from Pogo Royalty under the Backstop Agreement. Until the Backstop Agreement is terminated, Pogo Royalty and its affiliates are not permitted to engage in any transaction which is designed to sell short the Class A Common Stock or any other publicly traded securities of HNRA.

Founder Pledge Agreement

In connection with the Closing, HNRA entered a Founder Pledge Agreement (the “Founder Pledge Agreement”) with the Founders whereby, in consideration of placing the Trust Shares into escrow and entering into the Backstop Agreement, HNRA agreed: (a) by January 15, 2024, to issue to the Founders an aggregate number of newly issued shares of Class A Common Stock equal to 10% of the number of Trust Shares; (b) by January 15, 2024, to issue to the Founders number of warrants to purchase an aggregate number of shares of Class A Common Stock equal to 10% of the number of Trust Shares, which such warrants shall be exercisable for five years from issuance at an exercise price of $11.50 per shares; (c) if the Backstop Agreement is not terminated prior to the Lockup Expiration Date, to issue an aggregate number of newly issued shares of Class A Common Stock equal to (i) (A) the number of Trust Shares, divided by (B) the simple average of the daily VWAP of the Class A Common Stock during the five (5) Trading Days prior to the date of the termination of the Backstop Agreement, subject to a minimum of $6.50 per share, multiplied by (C) a price between $10.00-$13.00 per share (as further described in the Founder Pledge Agreement), minus (ii) the number of Trust Shares; and (d) following the purchase of OpCo Preferred Units by a Founder pursuant to the Put Right, to issue a number of newly issued shares of Class A Common Stock equal to the number of Trust Shares sold by such Founder. Until the Founder Pledge Agreement is terminated, the Founders are not permitted to engage in any transaction which is designed to sell short the Class A Common Stock or any other publicly traded securities of HNRA.

Pogo Overview

Pogo is an exploration and production company that began operations in February 2017. Pogo is based in Dallas, Texas, and a field office in Loco Hills, New Mexico. As of December 31, 2023, Pogo’s operating focus is the Northwest Shelf of the Permian Basin, with a specific emphasis on oil and gas producing properties located in the Grayburg-Jackson Field in Eddy County, New Mexico. Pogo is the Operator of Record of its oil and gas properties, operating its properties through its wholly owned subsidiary, LH Operating LLC. Pogo completed multiple acquisitions in 2018 and 2019. These acquisitions included multiple producing properties in Lea and Eddy counties, New Mexico. In 2020, after identifying its core development property, Pogo successfully completed a series of divestures of its non-core properties. Then, with one key asset, its Grayburg-Jackson Field in Eddy County, New Mexico, Pogo focused all of its efforts on developing this asset. This has been Pogo’s focus for 2022 and 2023. Currently, Pogo and HNRA combined have 15 employees (5 executive officers where 4 are in Houston and 1 in Lubbock; 10 field staff in Loco Hills). From time to time, on an as needed basis, contract workers handle additional necessary responsibilities.

Pogo owns, manages, and operates, through its wholly owned subsidiary, LH Operating, LLC, 100% working interest in a gross 13,700 acres located on the Northwest Shelf of the prolific oil and gas producing Permian Basin. Pogo benefits from cash flow growth through continued development of its working interest’s ownership, with relatively low capital cost and lease operating expenses. As of December 31, 2023, average net daily production associated with Pogo’s working interests was 1,022 barrel of oil equivalent (“BOE”) per day consisting of 94% oil and 6% natural gas. Pogo expects to continue to grow its cash flow by production enhancements in its operations on its gross 13,700-acre leasehold. Furthermore, Pogo intends to make additional acquisitions within the Permian Basin, as well as other oil and gas producing regions in the USA, that meet its investment criteria for minimum risk, geologic quality, operator capability, remaining growth potential, cash flow generation and, most importantly, rate of return.

As of December 31, 2023, 100% of Pogo’s gross 13,700 leasehold acres were located in Eddy County, New Mexico, where there 100% of the leasehold working interests owned by Pogo consist of state and federal lands. Pogo believes the Permian Basin offers some of the most compelling rates of return for Pogo and significant potential for cash flow growth. As a result of compelling rates of return, development activity in the Permian Basin has outpaced all other onshore U.S. oil and gas basins since the end of 2016. This development activity has driven basin-level production to grow faster than production in the rest of the United States.

Pogo’s working interests entitle it to receive an average of 97% of the net revenue from crude oil and natural gas produced from the oil and gas reservoirs underlying its acreage. Pogo is not under any mandatory obligation to fund drilling and completion costs associated with oil and gas development because 100% of its lease holdings are held by production. As a working interest owner with significant net earnings, Pogo seeks to fully capture all remaining oil and gas reserves underlying its leasehold acres by systematically developing its low risk, predictable, proven reserves by means of adding perforations in previously drilled and completed wells, were applicable, and drilling new wells in a predetermined drilling pattern. Accordingly, Pogo’s development model generates strong margins greater than 60%, at low risk, predictable, production outcomes that requires low overhead and is highly scalable. For the year ended December 31, 2023, Pogo’s lifting cost was about $27.21 per barrel of oil equivalent at a realized price of $72.69 per BOE, excluding the impact of settled commodity derivatives. Pogo is led by a management team with extensive oil and gas engineering, geologic and land expertise, long-standing industry relationships and a history of successfully managing a portfolio of working and leasehold interests, producing crude oil and natural gas assets. Pogo intends to capitalize on its management team’s expertise and relationships to increase production and cash flow in the field.

Pogo Market Conditions

The price that Pogo receives for the oil and natural gas we produce is largely a function of market supply and demand. Because Pogo’s oil and gas revenues are heavily weighted toward oil, Pogo is more significantly impacted by changes in oil prices than by changes in the price of natural gas. World-wide supply in terms of output, especially production from properties within the United States, the production quota set by OPEC, and the strength of the U.S. dollar can adversely impact oil prices.

Historically, commodity prices have been volatile, and Pogo expects the volatility to continue in the future. Factors impacting the future oil supply balance are world-wide demand for oil, as well as the growth in domestic oil production.

Pogo’s Key Producing Region

As of December 31, 2023, all of Pogo’s properties were located exclusively within the Northwest Shelf of the Permian Basin. As of December 2023, the Permian Basin had the highest level of drilling activity in the United States with greater than 300 drilling rigs operating. By comparison, The Eagle Ford Shale region located in Southwest-central Texas has less than 60 rigs operating. The Permian Basin includes three major geologic provinces: the Delaware Basin to the west, the Midland Basin to the east and the Central Basin Platform in between. The Northwest Shelf is the western limits of the Delaware Basin, a sub-basin within the Permian Basin complex. The Delaware Basin is identified by an abundant amount of oil-in-place, stacked pay potential across an approximately 3,900-foot hydrocarbon column, attractive well economics, favorable operating environment, well developed network of oilfield service providers, and significant midstream infrastructure in place or actively under construction. One hundred percent (100%) of Pogo’s working interests are located as of December 31, 2023, on the New Mexico side of the Delaware Basin. According to the USGS, the Delaware Basin contains the largest recoverable reserves among all unconventional basins in the United States.

We believe the stacked-play potential of the Delaware Basin combined with favorable drilling economics support continued production growth as Pogo develops its leasehold position and improve well-spacing and completion techniques. Relative to other basins in the continental United States, Pogo believes the Delaware Basin is in a mid-stage of well development and that per-well returns will improve as Pogo continues to employ enhanced oil recovery technologies on its leasehold acreage. Pogo believes these enhanced oil recoveries will continue to support development activity where it holds significant working interest, with predictable returns leading to increasing cash flows with low maintenance costs.

Pogo’s Working Interests in Grayburg-Jackson Field

As of December 31, 2023, Pogo owns 100% working interest in 13,700 gross acres located in Eddy County, New Mexico, with a 74% weighted average net revenue. The 13,700 gross acres are strategically located in the prolific oil field, Grayburg-Jackson field. Working interests granted to the Lessee (Pogo) under an Oil and Gas Lease are real property interests that grant ownership of the crude oil and natural gas underlying a specific tract of land and the rights to explore for, drill for and produce crude oil and natural gas on that land or to lease those exploration and development rights to a third party. Those rights to explore for, drill for and produce crude oil and natural gas on that land have a set period of time for the working interest owner to exercise those rights. Typically, an Oil and Gas Lease can be automatically extended beyond the initial lease term with continuous drilling, production or other operating activities or through negotiated contractual lease extension options. Only when production and drilling cease, the lease terminates.

As of December 31, 2023, 100% of Pogo’s working interests are held by production (“HBP”) meaning that Pogo is not under time sensitive obligation to drill or work-over any wells on its 13,700 acres. As of December 31, 2023, 100% of the wells and leases are operated by Pogo. Pogo is the official Operator of record with the state and federal regulatory agencies. As of December 31, 2023, Pogo generates a substantial majority of its revenues and cash flows from its working interests when crude oil and natural gas are produced and sold from its acreage.

Currently, Pogo’s working interests reside entirely in the Northwest Shelf of the Permian Basin, which Pogo believes is one of the premier crude oil and natural gas producing regions in the United States. As of December 31, 2023, Pogo’s working interests covered 13,700 gross acres, with the royalty owners retaining a weighted average 26% royalty. The following table summarizes Pogo’s working interest’s position in the lands comprising its leasehold as of December 31, 2023.

LH Operating, LLC Northwest Shelf (Permian Basin) Leasehold
Date of Acquisition	Gross Acres	Federal Leases	State Leases	Working Interest	NRI (weighted avg.)(1)	Royalty Interest(2)	Operations	HBP
2018	13,700	20	3	100%	74%	26%	100%	100%

(1)	Pogo’s net revenue interests are based on its weighted average royalty interests across its entire leasehold

(2)	No unleased royalty interests as of December 31, 2023.

As of December 31, 2023, Pogo has working interests in 341 shallow (above 4,000 ft), vertical wells producing oil and gas in paying quantities. Ninety-five of the 341 producing wells were completed between 2019 and June 2022 by Pogo. In 2019, Pogo initiated a 4-well pilot water injection project into the Seven Rivers (“7R”) oil reservoir underlying its 13,700-acre leasehold. After an evaluation period extending into early 2020, Pogo determined the pilot project was successful by producing oil in paying quantities by simply adding perforations in the 7R reservoir in previously drilled and completed wells. Following the successful completion of the 4-well pilot project, Pogo commenced a work-over program by adding perforations in the 7R reservoir in 91 previously drilled wells between 2019 and June 2022. Prior to initiating the 4-well pilot project the legacy wells were averaging 275 BOE/d. By December 2023, the total production increased to 1,022 BOE/d. Pogo’s management team has determined, and verified by William M. Cobb & Associates (“Cobb & Associates”), that 115 proved well patterns, developed but non-producing, are scheduled to be brought into production between 2024 and 2027.

As of December 31, 2023, the estimated proved crude oil and natural gas reserves attributable to Pogo’s interests in its underlying acreage were 16,002 MBOE (96% oil and 4% natural gas), based on a reserve report prepared by Cobb & Associates, worldwide petroleum consultants. Of these reserves, approximately 26% were classified as proved developed producing (“PDP”) reserves, 47% were classified as proved developed non-producing (“PDNP”) reserves and 27% were classified as proved undeveloped (“PUD”) reserves. PUD reserves included in these estimates relate solely to wells that are not yet drilled nor were not yet producing in paying quantities as of December 31, 2023. Estimated proved reserves included in this section is presented on an actual basis, without giving pro forma effect to transactions completed after such dates.

Pogo believes its production and discretionary cash flows will grow significantly as Pogo completes its substantial PDNP inventory of 7R well patterns located on its gross 13,700 acreage. As of December 31, 2023, Pogo had production from 342 vertical wells, and it has identified 115 additional PDNP well patterns based on its assessment of current geological, engineering and land data. As of December 31, 2023, Pogo has identified 43 PUD well patterns based on its assessment of current geological, engineering and land data

Pogo’s working interest development strategy anticipates shifting any drilling activity associated with its PUD reserves following Pogo’s completion of its PDNP reserves. The work-over costs attributable to adding perforations in wells previously drilled and completed is significantly less than drilling new wells. As of December 31, 2023, Pogo’s leasehold position has 25.7 wells per square mile. Pogo expects to see increases in its production, revenue and discretionary cash flows from the development of 115 well patterns in the 7R reservoir. Pogo believes its current leasehold working interests provide the potential for significant long-term organic revenue growth as Pogo develops its PDNP reserves to increase crude oil and natural gas production.

Pogo Business Strategies

Pogo’s primary business objective is to generate discretionary cash flow by maintaining its strong cash flow from the PDP reserves and increasing cash flow by developing predictable, low cost PDNP reserves in its Permian Basin asset. Pogo intends to accomplish this objective by executing the following strategies:

Generate strong cash flow supported by means of disciplined development of its PDNP Reserves. As the sole working interest owner, Pogo benefits from the continued organic development of its acreage in the Permian Basin. As of December 31, 2023, Pogo, in conjunction with Cobb & Associates, a third-party engineering consulting firm, has confirmed that Pogo has 115, low cost, well patterns to be developed during 2024 to 2027. The total costs to complete these 115 well patterns have been predetermined by historical analysis. The estimated cost to complete each PDNP pattern is $345,652 and the estimated cost to complete each PUD pattern is $1,187,698. A single well pattern consists of one each producing well with its corresponding or dedicated water injection wells, with each injection well situated on four sides of the producing well. Water injection wells are necessary to maintain reservoir pressure in its original state and to move the oil in place toward the producing well. Pressure maintenance helps ensure maximum oil and gas recovery. Without pressure maintenance, oil recoveries from a producing oil reservoir generally do not exceed 10% of the original oil in place (“OOIP”). With pressure maintenance by re-injecting produced water into the oil reservoir, then Pogo expects to see ultimate oil recoveries 25% or greater of the OOIP. Offsetting oil wells on its leasehold also take advantage of the water injected into the oil reservoir, and is able to convert a high percentage of its revenue to discretionary cash flow. Because Pogo owns 100% working interests it incurs 100% of the monthly leasehold operating costs for the production of crude oil and natural gas or capital costs for the drilling and completion of wells on its acreage. Because these wells are shallow oil producers, with vertical depths between 1500 ft and 4000 ft, the monthly operating expenses are relatively low.

Focus primarily on the Permian Basin. All of Pogo’s working interests are currently located in the Permian Basin, one of the most prolific oil and gas basins in the United States. Pogo believes the Permian Basin provides an attractive combination of highly-economic and oil-weighted geologic and reservoir properties, opportunities for development with significant inventory of drilling locations and zones to be delineated our top-tier management team.

●	Business Relations. Leverage expertise and relationships to continue acquiring Permian Basin targets with high working interests in actively producing oil fields from top-tier E&P operators, with predictable, stable cash flow, and with significant growth potential. Pogo has a history of evaluating, pursuing and consummating acquisitions of crude oil and natural gas targets in the Permian Basin and other oil producing basins. Pogo’s management team intends to continue to apply this experience in a disciplined manner when identifying and acquiring working interests. Pogo believes that the current market environment is favorable for oil and gas acquisitions in the Permian Basin and other oil generating basins. Numerous asset packages from sellers presents attractive opportunities for assets that meet Pogo’s target investment criteria. With sellers seeking to monetize their investments, Pogo intends to continue to acquire working interests that have substantial resource potential in the Permian Basin. Pogo expects to focus on acquisitions that complement its current footprint in the Permian Basin while targeting working interests underlying large scale, contiguous acreage positions that have a history of predictable, stable oil and gas production rates, and with attractive growth potential. Furthermore, Pogo seeks to maximize its return on capital by targeting acquisitions that meet the following criteria:

●	sufficient visibility to production growth;

●	attractive economics;

●	de-risked geology supported by stable production;

●	targets from top-tier E&P operators; and

●	a geographic footprint that Pogo believes is complementary to its current Permian Basin asset and maximizes its potential for upside reserve and production growth.

Maintain conservative and flexible capital structure to support Pogo’s business and facilitate long-term operations. Pogo is committed to maintaining a conservative capital structure that will afford it the financial flexibility to execute its business strategies on an ongoing basis. Pogo believes that internally generated cash flows from its working interests and operations, available borrowing capacity under its revolving credit facility, and access to capital markets will provide it with sufficient liquidity and financial flexibility to continue to acquire attractive targets with high working interests that will position it to grow its cash flows in order to distributed to its shareholders as dividends and/or reinvested to further expand its base of cash flow generating assets. Pogo intends to maintain a conservative leverage profile and utilize a mix of cash flows from operations and issuance of debt and equity securities to finance future acquisitions.

Pogo Competitive Strengths

Pogo believes that the following competitive strengths will allow it to successfully execute its business strategies and achieve its primary business objective:

●	Permian Basin focused public company positioned as a preferred buyer in the basin. Pogo believes that its focus on the Permian Basin will position it as a preferred buyer of Permian Basin working interests in known producing oil and gas fields. As of December 31, 2023, 100% of its current leasehold is located in an area with proven results from multiple stacked productive zones. Pogo’s properties in the Permian Basin are high-quality, high-margin, and oil weighted, and Pogo believes they will be viewed favorably by the investment community as compared to equity consideration diluted by lower quality assets located in less prolific basins. Pogo targets acquisitions of operated properties with high working interest percentages that are relatively undeveloped in the Permian Basin, and it believes the organic development of its acreage will result in substantial production growth regardless of acquisition activity.

●	Favorable and stable operating environment in the Permian Basin. With over 400,000 wells drilled in the Permian Basin since 1900, the region features a reliable and predictable geological and regulatory environment, according to Enverus. Pogo believes that the impact of new technology, combined with the substantial geological information available about the Permian Basin, also reduces the risk of development and exploration activities as compared to other, emerging hydrocarbon basins. As of December 31, 2023, 100% of Pogo’s acreage was located in New Mexico and does not require federal approval to develop its 115 well patterns classified as PDNP reserves and does not have impediments in order to deliver Pogo’s production to market.

●	Experienced team with an extensive track record. Pogo’s team has deep industry experience focused on development in the Permian Basin as well as other significant oil producing regions and has a track record of identifying acquisition targets, negotiating agreements, and successfully consummating acquisitions, and operating the acquired target using industry standards. Pogo plans to continue to evaluate and pursue acquisitions of all sizes. Pogo expects to benefit from the industry relationships fostered by its management team’s decades of experience in the oil and natural gas industry with a focus on the Permian Basin, in addition to leveraging its relationships with many E & P company executives.

●	Development potential of the properties underlying Pogo’s Permian Basin working interests. Pogo’s assets consist of 100% working interests in a gross 13,700 acres located in the Northwest Shelf of the Permian Basin. Pogo expects production from its working interest ownership to increase its oil and gas production by 1,358 BOE/d as it develops its PDNP reserves after completing 115 well patterns. Pogo believes its assets in the Permian Basin is in an earlier to mid-stage of development and that the average number of producing wells per section in its 13,700-acre leasehold will increase as Pogo continues to add PUD well patterns, which would allow Pogo to achieve higher realized cash flows to distributed to its shareholders as dividends and/or reinvested to further expand its base of cash flow generating assets. Pogo believes that once it completes its PDNP and PUD program as detailed in the Cobb & Associates reserve report, Pogo expects its BOE/d will increase to 2,853 BOE/d combined with PDP.

Pogo Crude Oil and Natural Gas Data

In this report, we include estimates of reserves associated with the assets located in New Mexico as of December 31, 2022, and December 31, 2023. Such reserve estimates are based on evaluations prepared by the independent petroleum engineering firm of Cobb & Associates, in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. The December 31, 2022 and December 31, 2023 reserve reports include the total interests of Pogo Resources, LLC, including the 10% overriding royalty interest not acquired in the Purchase, and are included in this filing. As such, the estimates of proved oil and gas and discounted future net cash flows include the total interests of Pogo Resources, LLC.

Cobb & Associates, Inc. is an independent consulting firm founded in 1983. Its compensation is not contingent on the results obtained or reported. Frank J. Marek, a Registered Texas Professional Engineer and a senior technical advisor of Cobb & Associates, Inc., is primarily responsible for overseeing the preparation of the reserve report. His professional qualifications meet or exceed the qualifications of reserve estimators set forth in the “Standards Pertaining to Estimation and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers. His qualifications include: Bachelor of Science degree in Petroleum Engineering from Texas A&M University 1977; member of the Society of Petroleum Engineers; member of the Society of Petroleum Evaluation Engineers; and 40 years of experience in estimating and evaluating reserve information and estimating and evaluating reserves; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

Preparation of Reserve Estimates

Pogo’s reserve estimates as of December 31, 2022 and December 31, 2023 included in this report is included are based on evaluations prepared by the independent petroleum engineering firm of Cobb & Associates in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. The December 31, 2022 and December 31, 2023 reserve reports include the total interests of Pogo Resources, LLC, including the 10% overriding royalty interest not acquired in the Purchase, and are included in this filing. As such, the estimates of proved oil and gas and discounted future net cash flows include the total interests of Pogo Resources, LLC. Pogo selected Cobb & Associates as its independent reserve engineer for its historical experience and geographic expertise in engineering similar resources.

In accordance with rules and regulations of the SEC applicable to companies involved in crude oil and natural gas producing activities, proved reserves are those quantities of crude oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” means deterministically, the quantities of crude oil and/or natural gas are much more likely to be achieved than not, and probabilistically, there should be at least a 90% probability of recovering volumes equal to or exceeding the estimate. All of Pogo’s proved reserves were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable crude oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (i) production performance-based methods, (ii) material balance-based methods; (iii) volumetric-based methods and (iv) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed producing wells were estimated using production performance methods. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using a pattern simulation model.

To estimate economically recoverable proved reserves and related future net cash flows, Pogo considered many factors and assumptions, including the use of reservoir parameters derived from geological and engineering data that cannot be measured directly, economic criteria based on current costs and the SEC pricing requirements and forecasts of future production rates.

Under SEC rules, reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. To establish reasonable certainty with respect to Pogo’s estimated proved reserves, the technologies and economic data used in the estimation of its proved reserves have been demonstrated to yield results with consistency and repeatability, and include production and well test data, downhole completion information, geologic data, electrical logs, radioactivity logs, core data, and historical well cost and operating expense data.

Pogo Internal Controls

Pogo’s internal staff of petroleum engineers and geoscience professionals work closely with its independent reserve engineer to ensure the integrity, accuracy and timeliness of data furnished to such independent reserve engineer in their preparation of reserve estimates. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. See “Risk Factors Related to Our Business” appearing elsewhere in this report. Pogo’s engineering group is responsible for the internal review of reserve estimates.

No portion of Pogo’s engineering group’s compensation is directly dependent on the quantity of reserves booked. The engineering group reviews the estimates with the third-party petroleum consultant, Cobb & Associates, an independent petroleum engineering firm.

Pogo Reconciliation of Standardized Measure to PV-10

Neither PV-10 nor PV-10 after ARO are financial measures defined under accounting principles generally accepted in the United States of America (“GAAP”); therefore, the following table reconciles these amounts to the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. Management believes that the non-GAAP financial measures of PV-10 and PV-10 after ARO are relevant and useful for evaluating the relative monetary significance of oil and natural gas properties. PV-10 and PV-10 after ARO are used internally when assessing the potential return on investment related to oil and natural gas properties and in evaluating acquisition opportunities. Management believes that the presentation of PV-10 and PV-10 after ARO provide useful information to investors because they are widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. PV-10 and PV-10 after ARO are not measures of financial or operating performance under GAAP, nor are they intended to represent the current market value of our estimated oil and natural gas reserves. PV-10 after ARO is equivalent to the standardized measure of discounted future net cash flows as defined under GAAP. Investors should not assume that PV-10, or PV-10 after ARO, of our proved oil and natural gas reserves shown above represent a current market value of our estimated oil and natural gas reserves.

The reconciliation of PV-10 and PV-10 after ARO to the standardized measure of discounted future net cash flows relating to our estimated proved oil and natural gas reserves is as follows (in thousands):

	December 31, 2023	December 31, 2022
Present value of estimated future net revenues (PV-10)	$281,018	$519,775
Present value of estimated ARO, discounted at 10%	(173)	(228)
Standardized measure	$280,618	$519,547

Pogo Summary of Reserves

The following table presents Pogo’s estimated proved reserves as of December 31, 2023 and 2022. The December 31, 2023 and 2023 reserve reports include the total interests of Pogo Resources, LLC, including the 10% overriding royalty interest not acquired in the Purchase, and are included in this filing as exhibits. As such, the estimates of proved oil and gas and discounted future net cash flows include the total interests of Pogo Resources, LLC. The reserve estimates presented in the table below are based on reports prepared by Cobb & Associates, Pogo’s independent petroleum engineers, which reports were prepared in accordance with current SEC rules and regulations regarding oil and natural gas reserve reporting:

	December 31, 2023(1)	December 31, 2022(2)
Estimated proved developed producing reserves:
Crude Oil (MBbls)	4,002	6,060
Natural Gas (MMcf)	1,149	2,077
NGLs (MBbls)	0	0
Total (MBOE)	4,194	6,406

Estimated proved non-producing reserves:
Crude Oil (MBbls)	7,275	6,94
Natural Gas (MMcf)	1,526	1,496
NGLs (MBbls)	0	0
Total (MBOE)	7,529	7,203

Estimated proved undeveloped reserves:
Crude Oil (MBbls)	4,137	4,564
Natural Gas (MMcf)	850	1,000
NGLs (MBbls)	0	0
Total (MBOE)	4,279	4,730

Estimated proved reserves:
Crude Oil (MBbls)	15,414	17,577
Natural Gas (MMcf)	3,525	4,572
NGLs (MBbls)	0	0
Total (MBOE)	16,002	18,339

(1)	Pogo’s estimated proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For crude oil volumes, the average WTI posted price of $71.89 per Bbl as of December 31, 2023, was adjusted for quality, transportation fees and a regional price differential. For natural gas volumes, the average Henry Hub spot price of $2.52 per MMBtu as of December 31, 2023, was adjusted for energy content, transportation fees and a regional price differential. The average adjusted product prices weighted by production over the remaining lives of the proved properties are $78.40 per Bbl of crude oil and $2.38 per Mcf of natural gas as of December 31, 2023.
(2)	Pogo’s estimated proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For crude oil volumes, the average WTI posted price of $93.67 per Bbl as of December 31, 2022, was adjusted for quality, transportation fees and a regional price differential. For natural gas volumes, the average Henry Hub spot price of $6.35 per MMBtu as of December 31, 2022, was adjusted for energy content, transportation fees and a regional price differential. The average adjusted product prices weighted by production over the remaining lives of the proved properties are $94.53 per Bbl of crude oil and $4.14 per Mcf of natural gas as of December 31, 2022.

Reserve engineering is a process of estimating volumes of economically recoverable crude oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing, and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of crude oil and natural gas that are ultimately recovered. Estimates of economically recoverable crude oil and natural gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices, and future production rates and costs. Please read “Risk Factors Related to Our Business.”

Pogo PUDs

As of December 31, 2022, Pogo estimated its PUD reserves to be 4,564 MBbls of crude oil and 1,000 MMcf of natural gas for a total of 4,730 MBOE. As of December 31, 2023, Pogo estimated its PUD reserves to be 4,137 MBbls of crude oil and 850 MMcf of natural gas for a total of 4,279 MBOE. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

The following table summarizes Pogo’s changes in PUD reserves during the year ended December 31, 2022 (in MBOE):

Proved Undeveloped Reserves (MBOE)
Balance, December 31, 2021	4,847
Acquisitions of Reserves	0
Extensions and Discoveries	0
Revisions of Previous Estimates	(117)
Transfers to Estimated Proved Developed	0
Balance, December 31, 2022	4,730

The following table summarizes Pogo’s changes in PUD reserves during the year ended December 31, 2023 (in MBOE):

Proved Undeveloped Reserves (MBOE)
Balance, December 31, 2022	4,730
Acquisitions of Reserves	0
Extensions and Discoveries	0
Revisions of Previous Estimates	(451)
Transfers to Estimated Proved Developed	0
Balance, December 31, 2023	4,279

Changes in Pogo’s PUD reserves that occurred during the year ended December 31, 2022, and 2023 were primarily due to increased operating costs.

Pogo has not made any capital expenditures in order to convert its existing PUDs because Pogo has been allocating its capital resources to convert PDNP reserves to PDP reserves and not to convert its PUD reserves to PDNP or PDP reserves.

Pogo’s PUD reserves at December 31, 2022 and 2023 are based on a development plan instituted by Pogo’s management. All of such reserves are scheduled to be developed within five years from the date such locations were initially disclosed as PUD reserves. Our development plan is prepared annually by management and approved by the Board of Directors. Our PUD reserves only represent reserves that are scheduled, based on such plan, to be developed within five years from the date such locations were initially disclosed as PUDs. At December 31, 2023, Pogo estimates that its future development costs relating to the development of PUD reserves are $0 in 2024, $13.5 million in 2025, $29.3 million in 2026 and $8.3 million in 2027. Under our development plan, our existing PUDs are expected to be converted to PDP reserves by 2027.

Pogo Crude Oil and Natural Gas Production Prices and Costs

Production and Price History

The following table sets forth information regarding net production of crude oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Production data:
Crude Oil (MBbls)	349	397
Natural Gas (MMcf)	355	457
NGLs (MBbls)	0	0
Total (MBOE)	373	473

Average realized prices:
Crude Oil (per Bbl)	$72.69	$95.66
Natural Gas (per Mcf)	$2.48	$4.29
NGLs (per Bbl)	$0.00	$0.00
Total (per BOE)(1)	$64.31	$84.41

Average cost (per BOE):
Lease Operating Expenses	$24.86	$17.79
Production and ad valorem taxes	$5.74	$7.36

(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per Bbl of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between crude oil and natural gas.

Productive Wells

Productive wells located on Pogo’s leasehold consist of producing vertical wells that are capable of producing oil and gas in paying quantities and are not dry wells. As of December 31, 2023, Pogo owned working interests in 342 producing wells, 207 water injectors, and one water source well, all located on its 13,700 gross acre leasehold. Only one well owned by Pogo is approved to be plugged and abandoned.

Pogo is not aware of any dry holes drilled on the acreage underlying its working interest during the relevant periods.

The following table sets forth the total number of gross and net productive wells, all of which are oil wells.

	As of December 31, 2023
	Gross	Net
Productive	342	342
Dry holes	—	—
Total	342	342

Drilling and other exploration and development activities

For the years ended 2023 and 2022, Pogo did not drill any new wells.

As of December 31, 2023, there were no wells being completed or waiting on completion. Furthermore, we were not installing any waterfloods or pressure maintenance systems or engaging in any other development activity as of such date.

Acreage and Ownership

The following figures sets forth information relating to Pogo’s acreage for its working interests as of December 31, 2023:

Pogo owns 100% working interests that is subject to a 26% weighted average net royalty interest across its 13,700 gross acres as of December 31, 2023. For information regarding the impact of lease expirations on our interests, please see “Risks Related to Our Business.” All of Pogo’s 13,700 acres are held by production and or not under any mandatory lease expiration.

Pogo’s leasehold is 100% operated through its wholly owned subsidiary LH Operating and 100% of its 13,700 gross acre leasehold is HBP. The leasehold is comprised of 23 total leases, 20 BLM and 3 NM State leases. Ninety-seven percent of its leasehold classified as PDP has title opinion coverage. For regulatory purposes, the current producing reservoirs, 7R, Queen, Grayburg, and San Andres, are considered a single, unitized pool (“pool”) for all current PDP reserves and PDNP reserves. No regulatory approval is required prior to performing workovers on existing wells within the pool (i.e., perforations, fracking, or acidizing, etc.).

LH Operating, LLC was created to solely manage this asset on behalf of Pogo. LH Operating has performed its duties for two (2) years without any known liabilities, and are in good standing with regulatory agencies. LH Operating is fully bonded to operate in New Mexico.

Leasehold acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which Pogo owned an interest as of December 31, 2023.

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Total	13,700	13,700	—	—

Pogo’s acreage has undergone development activities, including drilling, completion, and production operations in the Grayburg/San Andres (“legacy zones”) and/or the Seven Rivers waterflood zones. As a result, there are no remaining acreage portions that require initial development. Pogo has identified new potential proved reserves within the incremental waterflood zone of the Seven Rivers. The undeveloped reserves in this context signify the portion of hydrocarbons within the Seven Rivers waterflood zone that have yet to be produced or fully exploited. The planned additional development of the Seven Rivers zone as recognized with the PUD reserves are associated with approximately 1,677 acres of the 13,700 total developed acres.

Pogo Regulation

The following disclosure describes regulations directly associated with E&P companies who are classified with state and federal regulatory agencies as Operator of record of crude oil and natural gas properties, including Pogo.

Crude oil and natural gas operations are subject to various types of legislation, regulation and other legal requirements enacted by governmental authorities. This legislation and regulation affecting the crude oil and natural gas industry is under constant review for amendment or expansion. Some of these requirements carry substantial penalties for failure to comply. The regulatory burden on the crude oil and natural gas industry increases the cost of doing business.

Environmental Matters

Crude oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. These laws and regulations have the potential to impact production on the properties in which Pogo owns working interest, which could materially adversely affect its business and its prospects. Numerous federal, state and local governmental agencies, such as the EPA, issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing earthen pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from operations. The strict, joint and several liability nature of such laws and regulations could impose liability upon the Operator of record regardless of fault. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect Pogo’s business and prospects.

Non-Hazardous and Hazardous Waste

The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes and regulations promulgated thereunder, affect crude oil and natural gas exploration, development, and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. Although most wastes associated with the exploration, development and production of crude oil and natural gas are exempt from regulation as hazardous wastes under RCRA, these wastes typically constitute nonhazardous solid wastes that are subject to less stringent requirements. From time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil and natural gas wastes. Moreover, it is possible that some wastes generated in connection with exploration and production of oil and gas that are currently classified as nonhazardous may, in the future, be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly management and disposal requirements. On May 4, 2016, a coalition of environmental groups filed a lawsuit against EPA in the U.S. District Court for the District of Columbia for failing to update its RCRA Subtitle D criteria regulations governing the disposal of certain crude oil and natural gas drilling wastes. In December 2016, EPA and the environmental groups entered into a consent decree to address EPA’s alleged failure. In response to the consent decree, in April 2019, the EPA signed a determination that revision of the regulations is not necessary at this time. However, any changes in the laws and regulations could have a material adverse effect on the Operator of record (Pogo) of its properties’ capital expenditures and operating expenses, which in turn could affect production from the acreage underlying Pogo’s working interests and adversely affect Pogo’s business and prospects.

Remediation

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and analogous state laws generally impose strict, joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Under CERCLA and comparable state statutes, persons deemed “responsible parties” may be subject to strict, joint and several liability for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In addition, the risk of accidental spills or releases could expose Pogo’s working interests underlying its leasehold acreage to significant liabilities that could have a material adverse effect on the operators’ businesses, financial condition and results of operations. Liability for any contamination under these laws could require Pogo to make significant expenditures to investigate and remediate such contamination or attain and maintain compliance with such laws and may otherwise have a material adverse effect on their results of operations, competitive position or financial condition.

Water Discharges

The Clean Water Act (“CWA”), the SDWA, the Oil Pollution Act of 1990 (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other crude oil and natural gas wastes, into regulated waters. The definition of regulated waters has been the subject of significant controversy in recent years. The EPA and U.S. Army Corps of Engineers published a revised definition on January 18, 2023, which has been challenged in court. To the extent any future rule expands the scope of jurisdiction, it may impose greater compliance costs or operational requirements on Pogo.as the Operator of record. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. In addition, spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. Production EPA has also adopted regulations requiring certain crude oil and natural gas facilities to obtain individual permits or coverage under general permits for storm water discharges, and in June 2016, the EPA finalized effluent limitation guidelines for the discharge of wastewater from hydraulic fracturing.

The OPA is the primary federal law for crude oil spill liability. The OPA contains numerous requirements relating to the prevention of and response to petroleum releases into regulated waters, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must develop and maintain facility response contingency plans and maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. The OPA subject’s owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of crude oil into surface waters.

Noncompliance with the CWA, the SDWA, or the OPA may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations, for the Operator of record (Pogo) underlying its leasehold working interest.

Air Emissions

The CAA, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, in June 2016, the EPA established criteria for aggregating multiple small surface sites into a single source for air quality permitting purposes, which could cause small facilities, on an aggregate basis, to be deemed a major source subject to more stringent air permitting processes and requirements. These laws and regulations may increase the costs of compliance for crude oil and natural gas producers and impact production of the acreage underlying Pogo’s working interests. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations. Moreover, obtaining or renewing permits has the potential to delay the development of crude oil and natural gas projects.

Climate Change

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of carbon dioxide, methane and other GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration and has issued several executive orders addressing climate change. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implementing GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In September 2020, the Trump Administration revised regulations initially promulgated in June 2016 to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, subsequently, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. Additionally, in November 2021, the EPA issued a proposed rule that, if finalized, would establish new source and first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Operators of affected facilities will have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirement, and reduction of emissions by 95% through capture and control systems. The EPA issued supplemental rules regarding methane emissions on December 6, 2022. The IRA established the Methane Emissions Reduction Program, which imposes a charge on methane emissions from certain petroleum and natural gas facilities, which may apply to our operations in the future and may require us to expend material sums. We cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a significant possibility.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, New Mexico has adopted regulations to restrict the venting or flaring of methane from both upstream and midstream operations. At the international level, the United Nations-sponsored “Paris Agreement” requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, at COP26 in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The full impact of these actions cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates now in public office. On January 27, 2021, President Biden issued an Executive Order that calls for substantial action on climate change, including, among other things, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. The Biden Administration has also called for restrictions on leasing on federal land, including the Department of the Interior’s publication of a report recommending various changes to the federal leasing program, though many such changes would require Congressional action. Substantially all of Pogo’s interests are located on state and federal, and it cannot predict the full impact of these developments or whether the Biden Administration may pursue further restrictions. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. Litigation risks are also increasing as a number of entities have sought to bring suit against various oil and natural gas companies in state or federal court, alleging among other things that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, GFANZ announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2021, the Federal Reserve announced that it had joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the Network for Greening the Financial System to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, the SEC announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate the GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce the profitability of Pogo’s working interests. Additionally, political, litigation and financial risks may result in Pogo restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce the profitability of Pogo’s working interests. One or more of these developments could have a material adverse effect on Pogo’s business, financial condition and results of operation.

Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact our operations and Pogo’s supply chains. Such physical risks may result in damage to Pogo’s facilities or otherwise adversely impact our operations, such as if they become subject to water use curtailments in response to drought, or demand for their products, such as to the extent warmer winters reduce the demand for energy for heating purposes. Extreme weather conditions can interfere with production and increase costs and damage resulting from extreme weather may not be fully insured. However, at this time, Pogo is unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting its business.

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing operations have historically been overseen by state regulators as part of their crude oil and natural gas regulatory programs.

However, several agencies have asserted regulatory authority over certain aspects of the process. For example, in August 2012, the EPA finalized regulations under the federal CAA that establish new air emission controls for crude oil and natural gas production and natural gas processing operations. Federal regulation of methane emissions from the oil and gas sector has been subject to substantial controversy in recent years.

In addition, governments have studied the environmental aspects of hydraulic fracturing practices. These studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory authorities. For example, in December 2016, the EPA issued its final report on a study it had conducted over several years regarding the effects of hydraulic fracturing on drinking water sources. The final report, concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water under certain limited circumstances.

Several states have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances and/or require the disclosure of the composition of hydraulic fracturing fluids. For example, the Railroad Commission of Texas has previously issued a “well integrity rule,” which updates the requirements for drilling, putting pipe down, and cementing wells. The rule also includes new testing and reporting requirements, such as: (i) the requirement to submit cementing reports after well completion or after cessation of drilling, whichever is later; and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. The well integrity rule took effect in January 2014. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular.

State and federal regulatory agencies recently have focused on a possible connection between the hydraulic fracturing related activities, particularly the disposal of produced water in underground injection wells, and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In some instances, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Colorado, Ohio, Oklahoma and Texas, have modified their regulations to account for induced seismicity. For example, in October 2014, the Railroad Commission published a new rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the agency may deny, modify, suspend or terminate the permit application or existing operating permit for that well. The Railroad Commission of Texas has used this authority to deny permits for waste disposal wells. In some instances, regulators may also order that disposal wells be shut in. In late 2021, the Railroad Commission of Texas issued a notice to operators of disposal wells in the Midland area, to reduce saltwater disposal well actions and provide certain data to the commission. Separately, in November 2021, New Mexico implemented protocols requiring operators to take various actions within a specified proximity of certain seismic activity, including a requirement to limit injection rates if a seismic event is of a certain magnitude. As a result of these developments, Pogo as the Operator of record may be required to curtail operations or adjust development plans, which may adversely impact Pogo’s business.

The USGS has identified six states with the most significant hazards from induced seismicity, including New Mexico, Oklahoma and Texas. In addition, a number of lawsuits have been filed, most recently in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on Pogo’s properties and on their waste disposal activities.

If new laws or regulations that significantly restrict hydraulic fracturing and related activities are adopted, such laws could make it more difficult or costly to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing is further regulated at the federal or state level, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause Pogo to incur substantial compliance costs, and compliance or the consequences of any failure to comply could have a material adverse effect on Pogo’s financial condition and results of operations. At this time, it is not possible to estimate the impact on Pogo’s business of newly enacted or potential federal or state legislation governing hydraulic fracturing.

Endangered Species Act

The ESA restricts activities that may affect endangered and threatened species or their habitats. The designation of previously unidentified endangered or threatened species could cause E&P operators to incur additional costs or become subject to operating delays, restrictions or bans in the affected areas. Recently, there have been renewed calls to review protections currently in place for the dunes sagebrush lizard, whose habitat includes parts of the Permian Basin, and to reconsider listing the species under the ESA. For example, in October 2019 environmental groups filed a lawsuit against the FWS seeking to compel the agency to list the species under the ESA, and in July 2020, FWS agreed to initiate a 12-month review to determine whether listing the species was warranted, which determination remains outstanding. Additionally, in June 2021, the FWS proposed to list two distinct population sections of the Lesser Prairie Chicken, including one in portions of the Permian Basin, under the ESA, which was finalized on November 25, 2022. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where Pogo’s properties are located, operations on those properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

Employee Health and Safety

Operations on Pogo’s properties are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes require that information be maintained concerning hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens.

Other Regulation of the Crude Oil and Natural Gas Industry

The crude oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the crude oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations that are binding on the crude oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the crude oil and natural gas industry increases the cost of doing business, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

The availability, terms and conditions and cost of transportation significantly affect sales of crude oil and natural gas. The interstate transportation of crude oil and natural gas and the sale for resale of natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission (“FERC”). Federal and state regulations govern the price and terms for access to crude oil and natural gas pipeline transportation. FERC’s regulations for interstate crude oil and natural gas transmission in some circumstances may also affect the intrastate transportation of crude oil and natural gas.

Pogo cannot predict whether new legislation to regulate crude oil and natural gas might be proposed, what proposals, if any, might actually be enacted by the U.S. Congress or the various state legislatures, and what effect, if any, the proposals might have on its operations. Sales of crude oil and condensate are not currently regulated and are made at market prices.

Drilling and Production

The operations on Pogo’s properties are subject to various types of regulation at the federal, state and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The state, and some counties and municipalities, in which Pogo operates also regulate one or more of the following:

●	the location of wells;

●	the method of drilling and casing wells;

●	the timing of construction or drilling activities, including seasonal wildlife closures;

●	the rates of production or “allowables”;

●	the surface use and restoration of properties upon which wells are drilled;

●	the plugging and abandoning of wells;

●	and notice to, and consultation with, surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of crude oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce Pogo’s interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of crude oil and natural gas that the Pogo’s properties can produce from Pogo’s wells or limit the number of wells or the locations at which can be drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of crude oil and natural gas within its jurisdiction. States do not regulate wellhead prices or engage in other similar direct regulation, but Pogo cannot assure you that they will not do so in the future. The effect of such future regulations may be to limit the amounts of crude oil and natural gas that may be produced from Pogo’s wells, negatively affect the economics of production from these wells or to limit the number of locations operators can drill.

Federal, state and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production facilities and pipelines and for site restoration in areas where Pogo operates. The U.S. Army Corps of Engineers and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration. Although the U.S. Army Corps of Engineers does not require bonds or other financial assurances, some state agencies and municipalities do have such requirements.

Natural Gas Sales and Transportation

FERC has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 (“NGA”) and the Natural Gas Policy Act of 1978. Since 1978, various federal laws have been enacted which have resulted in the complete removal of all price and non-price controls for sales of domestic natural gas sold in “first sales.”

Under the Energy Policy Act of 2005, FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties. FERC also regulates interstate natural gas transportation rates and service conditions and establishes the terms under which Pogo’s properties may use interstate natural gas pipeline capacity, as well as the revenues received for release of natural gas pipeline capacity. Interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. FERC’s initiatives have led to the development of a competitive, open access market for natural gas purchases and sales that permits all purchasers of natural gas to buy gas directly from third-party sellers other than pipelines.

Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in state waters. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC under the NGA. FERC has in the past reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which may increase the operators’ costs of transporting gas to point-of-sale locations. This may, in turn, affect the costs of marketing natural gas that Pogo’s properties produce.

Historically, the natural gas industry was more heavily regulated; therefore, Pogo cannot guarantee that the regulatory approach currently pursued by FERC and the U.S. Congress will continue indefinitely into the future nor can Pogo determine what effect, if any, future regulatory changes might have on its natural gas related activities.

Crude Oil Sales and Transportation

Crude oil sales are affected by the availability, terms and cost of transportation. The transportation of crude oil in common carrier pipelines is also subject to rate regulation. FERC regulates interstate crude oil pipeline transportation rates under the Interstate Commerce Act and intrastate crude oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate crude oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate crude oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, Pogo believes that the regulation of crude oil transportation rates will not affect its operations in any materially different way than such regulation will affect the operations of its competitors.

Further, interstate and intrastate common carrier crude oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When crude oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, Pogo believes that access to crude oil pipeline transportation services of Pogo’s properties will not materially differ from Pogo’s competitors’ access to crude oil pipeline transportation services.

State Regulation

New Mexico regulates the drilling for, and the production, gathering and sale of, crude oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. New Mexico currently imposes a 3.75% severance tax on the market value of crude oil and natural gas production as well as other production taxes for conservation, schools, ad valorem, and equipment. Combined, these taxes amount to 8-9% tax on market value of crude and natural gas production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of crude oil and natural gas resources.

States may regulate rates of production and may establish maximum daily production allowables from crude oil and natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but Pogo cannot assure you that they will not do so in the future. Should direct economic regulation or regulation of wellhead prices by the states increase, this could limit the amount of crude oil and natural gas that may be produced from wells on Pogo’s properties and the number of wells or locations Pogo’s properties can drill.

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity. Pogo does not believe that compliance with these laws will have a material adverse effect on its business.

Pogo Title to Properties

Prior to completing an acquisition of a target or working interests, Pogo performs a title review on each tract to be acquired. Pogo’s title review is meant to confirm the working interests owned by a prospective seller, the property’s lease status and royalty amount as well as encumbrances or other related burdens. As a result, title examinations have been obtained on substantially all of Pogo’s properties.

In addition to Pogo’s initial title work, Pogo often will conduct a thorough title examination prior to leasing any new acres, and/or drilling a well. Should any further title work uncover any further title defects, Pogo will perform curative work with respect to such defects. Pogo generally will not commence drilling operations on a property until any material title defects on such property have been cured.

Pogo believes that the title to its assets is satisfactory in all material respects. Although title to these properties is in some cases subject to encumbrances, such as customary royalty interest generally retained in connection with the acquisition of crude oil and gas interests, non-participating royalty interests and other burdens, easements, restrictions or minor encumbrances customary in the crude oil and natural gas industry, Pogo believes that none of these encumbrances will materially detract from the value of these properties or from its interest in these properties.

Pogo Competition

The crude oil and natural gas business is highly competitive; Pogo primarily competes with companies for the acquisition of targets with high percentage of working interests underlying crude oil and natural gas leases. Many of Pogo’s competitors not only own and acquire working interests but also explore for and produce crude oil and natural gas and, in some cases, carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. By engaging in such other activities, Pogo’s competitors may be able to develop or obtain information that is superior to the information that is available to us. In addition, certain of Pogo’s competitors may possess financial or other resources substantially larger than Pogo possesses. Pogo’s ability to acquire additional working interests and properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

In addition, crude oil and natural gas products compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal, and fuel oils. Changes in the availability or price of crude oil and natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations, and the ability to convert to alternate fuels and other forms of energy may affect the demand for crude oil and natural gas.

Pogo Seasonality of Business

Weather conditions affect the demand for, and prices of, natural gas and can also delay drilling activities, disrupting Pogo’s overall business plans. Additionally, Pogo’s properties are located in areas adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice or rain, Pogo may be unable to move their equipment between locations, thereby reducing its ability to operate Pogo’s wells, reducing the amount of crude oil and natural gas produced from the wells on Pogo’s properties during such times. Additionally, extended drought conditions in the areas in which Pogo’s properties are located could impact its ability to source sufficient water or increase the cost for such water. Furthermore, demand for natural gas is typically higher during the winter, resulting in higher natural gas prices for Pogo’s natural gas production during its first and fourth quarters. Certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions can limit drilling and producing activities and other crude oil and natural gas operations in Pogo’s operating areas. Due to these seasonal fluctuations, Pogo’s results of operations for individual quarterly periods may not be indicative of the results that it may realize on an annual basis.

Employees and Human Working Capital

We have salaried and regular pay employees in the field as well as management at our corporate offices. As of December 31, 2023, we employed 10 full-time salaried and regular pay field individuals under no ongoing employment contracts who provided direct support to Pogo’s operations. As of December 31, 2023, we employed 5 full-time salaried employees at our corporate offices, 5 of which have ongoing employment contracts. None of these employees are covered by collective bargaining agreements.

Human capital management is critical to our ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, engaged in purpose-driven, meaningful work and have opportunities for growth and development. We are an equal opportunity employer and we are fundamentally committed to creating and maintaining a work environment in which employees are treated with respect and dignity. All human resources policies, practices and actions related to hiring, promotion, compensation, benefits and termination are administered in accordance with the principles of equal employment opportunity and other legitimate criteria without regard to race, color, religion, sex, sexual orientation, gender expression or identity, ethnicity, national origin, ancestry, age, mental or physical disability, genetic information, any veteran status, any military status or application for military service, or membership in any other category protected under applicable laws.

An effective approach to human capital management requires that we invest in talent, development, culture and employee engagement. We aim to create an environment where our employees are encouraged to make positive contributions and fulfill their potential.

Our Board of Directors is also actively involved in reviewing and approving executive compensation, selections and succession plans so that we have leadership in place with the requisite skills and experience to deliver results the right way.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the closing of our Initial Public Offering, or December 31, 2027, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Facilities

We currently maintain our executive offices at 3730 Kirby Drive, Suite 1200, Houston, Texas 77098. We recently leased a space at 10810 Old Katy Rd, Katy, TX 77494 just beyond the Houston city limits for our engineering and geological center. The cost for the two spaces combined are approximately $3,000 per month. We consider our current office space adequate for our current operations.

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

Risks Related to Our Business

Pogo’s producing properties are located in the Permian Basin, making it vulnerable to risks associated with operating in a single geographic area.

All of Pogo’s producing properties are currently geographically concentrated in the Permian Basin. As a result of this concentration, Pogo may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of the processing or transportation of crude oil and natural gas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic crude oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of Pogo’s portfolio of properties, a number of its properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on its results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on Pogo’s financial condition and results of operations.

As a result of Pogo’s exclusive focus on the Permian Basin, it may be less competitive than other companies in bidding to acquire assets that include properties both within and outside of that basin. Although Pogo is currently focused on the Permian Basin, it may from time to time evaluate and consummate the acquisition of asset packages that include ancillary properties outside of that basin, which may result in the dilution of its geographic focus.

Title to the properties in which Pogo is acquiring an interest may be impaired by title defects.

Pogo is not required to, and under certain circumstances it may elect not to, incur the expense of retaining lawyers to examine the title to its operating interests. In such cases, Pogo would rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before acquiring an operating interest. The existence of a material title deficiency can render an interest worthless and can materially adversely affect Pogo’s results of operations, financial condition and cash flows. No assurance can be given that Pogo will not suffer a monetary loss from title defects or title failure. Additionally, undeveloped acreage has a greater risk of title defects than developed acreage. If there are any title defects in properties in which Pogo holds an interest, it may suffer a financial loss.

Pogo depends on various services for the development and production activities on the properties it operates. Substantially all Pogo’s revenue is derived from these producing properties. A reduction in the expected number of wells to be developed on Pogo’s acreage by or the failure of Pogo to develop and operate the wells on its acreage could have an adverse effect on its results of operations and cash flows adequately and efficiently.

Pogo’s assets consists of operating interests. The failure of Pogo to perform operations adequately or efficiently or to act in ways that are not in Pogo’s best interests could reduce production and revenues. Additionally, certain investors have requested that operators adopt initiatives to return capital to investors, which could also reduce the capital available to Pogo for investment in development and production activities. Moreover, should a low commodity price environment incur, Pogo may also opt to reduce development activity that could further reduce production and revenues.

If production on Pogo acreage decreases due to decreased development activities, because of a low commodity price environment, limited availability of development capital, production-related difficulties or otherwise, Pogo’s results of operations may be adversely affected. Pogo is not obligated to undertake any development activities other than those required to maintain their leases on Pogo’s acreage. In the absence of a specific contractual obligation, any development and production activities will be subject to their reasonable discretion (subject to certain implied obligations to develop imposed by the laws of some states). Pogo could determine to develop wells on Pogo’s acreage than is currently expected. The success and timing of development activities on Pogo’s properties, depends on a number of factors that are largely outside of Pogo’s control, including:

●	the capital costs required for development activities on Pogo’s acreage, which could be significantly more than anticipated;

●	the ability of Pogo to access capital;

●	prevailing commodity prices;

●	the availability of suitable equipment, production and transportation infrastructure and qualified operating personnel;

●	the availability of storage for hydrocarbons, Pogo’s expertise, operating efficiency and financial resources;

●	Pogo’s expected return on investment in wells developed on Pogo’s acreage as compared to opportunities in other areas;

●	the selection of technology;

●	the selection of counterparties for the marketing and sale of production;

●	and the rate of production of the reserves.

Pogo may elect not to undertake development activities, or may undertake these activities in an unanticipated fashion, which may result in significant fluctuations in Pogo’s results of operations and cash flows. Sustained reductions in production by Pogo on Pogo’s properties may also adversely affect Pogo’s results of operations and cash flows. Additionally, if Pogo were to experience financial difficulty, Pogo might not be able to pay invoices to continue its operations, which could have a material adverse impact on Pogo’s cash flows.

Pogo’s future success depends on replacing reserves through acquisitions and the exploration and development activities.

Producing crude oil and natural gas wells are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Pogo’s future crude oil and natural gas reserves and Pogo’s production thereof and Pogo’s cash flows are highly dependent on the successful development and exploitation of Pogo’s current reserves and its ability to successfully acquire additional reserves that are economically recoverable. Moreover, the production decline rates of Pogo’s properties may be significantly higher than currently estimated if the wells on its properties do not produce as expected. Pogo may also not be able to find, acquire or develop additional reserves to replace the current and future production of its properties at economically acceptable terms. If Pogo is not able to replace or grow its oil and natural gas reserves, its business, financial condition and results of operations would be adversely affected.

Pogo’s failure to successfully identify, complete and integrate acquisitions of properties or businesses could materially and adversely affect its growth, results of operations and cash flows.

Pogo depends, in part, on acquisitions to grow its reserves, production and cash flows. Pogo’s decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic data, and other information, the results of which are often inconclusive and subject to various interpretations. The successful acquisition of properties requires an assessment of several factors, including:

●	recoverable reserves;

●	future crude oil and natural gas prices and their applicable differentials;

●	development plans;

●	operating costs Pogo’s E&P operators would incur to develop and operate the properties;

●	and potential environmental and other liabilities that E&P operators may incur.

The accuracy of these assessments is inherently uncertain and Pogo may not be able to identify attractive acquisition opportunities. In connection with these assessments, Pogo performs a review of the subject properties that it believes to be generally consistent with industry practices, given the nature of its interests. Pogo’s review will not reveal all existing or potential problems, nor will it permit it to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections are often not performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. Even if Pogo does identify attractive acquisition opportunities, it may not be able to complete the acquisition or do so on commercially acceptable terms. Unless Pogo further develops its existing properties, it will depend on acquisitions to grow its reserves, production and cash flow.

There is intense competition for acquisition opportunities in Pogo’s industry. Competition for acquisitions may increase the cost of, or cause Pogo to refrain from, completing acquisitions. Additionally, acquisition opportunities vary over time. Pogo’s ability to complete acquisitions is dependent upon, among other things, its ability to obtain debt and equity financing and, in some cases, regulatory approvals. Further, these acquisitions may be in geographic regions in which Pogo does not currently hold assets, which could result in unforeseen operating difficulties. In addition, if Pogo acquires interests in new states, it may be subject to additional and unfamiliar legal and regulatory requirements. Compliance with regulatory requirements may impose substantial additional obligations on Pogo and its management, cause it to expend additional time and resources in compliance activities and increase its exposure to penalties or fines for non-compliance with such additional legal requirements. Further, the success of any completed acquisition will depend on Pogo’s ability to effectively integrate the acquired business into its existing business. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of Pogo’s managerial and financial resources. In addition, potential future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions.

No assurance can be given that Pogo will be able to identify suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. Pogo’s failure to achieve consolidation savings, to integrate the acquired assets into its existing operations successfully or to minimize any unforeseen difficulties could materially and adversely affect its financial condition, results of operations and cash flows. The inability to effectively manage these acquisitions could reduce Pogo’s focus on subsequent acquisitions and current operations, which, in turn, could negatively impact its growth, results of operations and cash flows.

Pogo may acquire properties that do not produce as projected, and it may be unable to determine reserve potential, identify liabilities associated with such properties or obtain protection from sellers against such liabilities.

Acquiring crude oil and natural gas properties requires Pogo to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, Pogo performs a review of the subject properties, but such a review will not necessarily reveal all existing or potential problems. In the course of Pogo’s due diligence, it may not inspect every well or pipeline. Pogo cannot necessarily observe structural and environmental problems, such as pipe corrosion, when an inspection is made. Pogo may not be able to obtain contractual indemnities from the seller for liabilities created prior to its purchase of the property. Pogo may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with its expectations.

Any acquisitions that Pogo completes will be subject to substantial risks.

Even if Pogo makes acquisitions that it believes will increase its cash generated from operations, these acquisitions may nevertheless result in a decrease in its cash flows. Any acquisition involves potential risks, including, among other things:

●	the validity of Pogo’s assumptions about estimated proved reserves, future production, prices, revenues, capital expenditures, the operating expenses and costs to develop the reserves;

●	a decrease in Pogo’s liquidity by using a significant portion of its cash generated from operations or borrowing capacity to finance acquisitions;

●	a significant increase in Pogo’s interest expense or financial leverage if it incurs debt to finance acquisitions;

●	the assumption of unknown liabilities, losses or costs for which Pogo is not indemnified or for which any indemnity it receives is inadequate;

●	mistaken assumptions about the overall cost of equity or debt;

●	Pogo’s ability to obtain satisfactory title to the assets it acquires;

●	an inability to hire, train or retain qualified personnel to manage and operate Pogo’s growing business and assets;

●	and the occurrence of other significant changes, such as impairment of crude oil and natural gas properties, goodwill or other intangible assets, asset devaluation or restructuring charges.

Pogo’s identified development activities are susceptible to uncertainties that could materially alter the occurrence or timing of their development activities.

The ability of Pogo to perform development activities depends on a number of uncertainties, including the availability of capital, construction of and limitations on access to infrastructure, inclement weather, regulatory changes and approvals, crude oil and natural gas prices, costs, development activity results and the availability of water. Further, Pogo’s identified potential development activities are in various stages of evaluation, ranging from wells that are ready to be developed to wells that require substantial additional interpretation. The use of technologies and the study of producing fields in the same area will not enable Pogo to know conclusively prior to development activities whether crude oil and natural gas will be present or, if present, whether crude oil and natural gas will be present in sufficient quantities to be economically viable. Even if enough crude oil or natural gas exist, Pogo may damage the potentially productive hydrocarbon-bearing formation or experience mechanical difficulties while performing development activities, possibly resulting in a reduction in production from the well or abandonment of the well. If Pogo performs additional development activities on wells that do not respond or they produce at quantities less than desired these wells may materially harm Pogo’s business.

There is no guarantee that the conclusions Pogo draws from available data and other wells near the Pogo acreage will be applicable to Pogo’s development activities. Further, initial production rates reported by Pogo in the areas in which Pogo’s reserves are located may not be indicative of future or long-term production rates. Additionally, actual production from wells may be less than expected. For example, a number of E&P operators have recently announced that newer wells drilled close in proximity to already producing wells have produced less oil and gas than forecast. Because of these uncertainties, Pogo does not know if the potential development activities that have been identified will ever be able to produce crude oil and natural gas from these or any other potential development activities. As such, the actual development activities of Pogo may materially differ from those presently identified, which could adversely affect Pogo’s business, results of operation and cash flows.

Acquisitions and Pogo’s development of Pogo’s leases will require substantial capital, and our company may be unable to obtain needed capital or financing on satisfactory terms or at all.

The crude oil and natural gas industry is capital intensive. Pogo made substantial capital expenditures in connection with the acquisition and development of its properties. Our company may continue to make substantial capital expenditures in connection with the acquisition and development of properties. Our company will finance capital expenditures primarily with funding from cash generated by operations and borrowings under its revolving credit facility.

In the future, Pogo may need capital more than the amounts it retains in its business or borrows under its revolving credit facility. The level of borrowing base available under Pogo’s revolving credit facility is largely based on its estimated proved reserves and its lenders’ price decks and underwriting standards in the reserve-based lending space and may be reduced to the extent commodity prices decrease and cause underwriting standards to tighten or the lending syndication market is not sufficiently liquid to obtain lender commitments to a full borrowing base in an amount appropriate for Pogo’s assets. Furthermore, Pogo cannot assure you that it will be able to access other external capital on terms favorable to it or at all. For example, a significant decline in prices for crude oil and broader economic turmoil may adversely impact Pogo’s ability to secure financing in the capital markets on favorable terms. Additionally, Pogo’s ability to secure financing or access the capital markets could be adversely affected if financial institutions and institutional lenders elect not to provide funding for fossil fuel energy companies in connection with the adoption of sustainable lending initiatives or are required to adopt policies that have the effect of reducing the funding available to the fossil fuel sector. If Pogo is unable to fund its capital requirements, Pogo may be unable to complete acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its results of operation and free cash flow.

Pogo is also dependent on the availability of external debt, equity financing sources and operating cash flows to maintain its development program. If those financing sources are not available on favorable terms or at all, then Pogo expects the development of its properties to be adversely affected. If the development of Pogo’s properties is adversely affected, then revenues from Pogo’s operations may decline. If we issue additional equity securities or securities convertible into equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our Class A Common Stock.

The widespread outbreak of an illness, pandemic (like COVID-19) or any other public health crisis may have material adverse effects on Pogo’s business, financial position, results of operations and/or cash flows.

Pogo faces risks related to the outbreak of illnesses, pandemics and other public health crises that are outside of its control and could significantly disrupt its operations and adversely affect its financial condition. For example, the COVID-19 pandemic has caused a disruption to the oil and natural gas industry and to Pogo’s business. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and gas, and created significant volatility and disruption of financial and commodity markets, but has been improving since 2020.

The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts Pogo’s operations, financial results and dividend policy will also depend on future developments, which are highly uncertain and cannot be predicted. These developments include, but are not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. While this matter may disrupt its operations in some way, the degree of the adverse financial impact cannot be reasonably estimated at this time.

Pogo currently plans to enter hedging arrangements with respect to the production of crude oil, and possibly natural gas which is a smaller portion of the reserves. Pogo will mitigate the exposure to the impact of decreases in the prices by establishing a hedging plan and structure that protects the earnings to a reasonable level, and the debt service requirements.

Pogo does currently plan to enter into hedging arrangements to establish, in advance, a price for the sale of the crude oil and possibly natural gas produced from its properties. The hedging plan and structure will be at a level to balance the debt service requirements and also allow Pogo to realize the benefit of any short-term increase in the price of crude oil and natural gas. A portion of the crude oil and natural gas produced from its properties will not be protected against decreases in the price of crude oil and natural gas, or prolonged periods of low commodity prices. Hedging arrangements may limit Pogo’s ability to realize the benefit of rising prices and may result in hedging losses.

The intent of the hedging arrangements is to mitigate the volatility in its cash flows due to fluctuations in the price of crude oil and natural gas. However, these hedging activities may not be as effective as our company intends in reducing the volatility of its cash flows and, if entered into, are subject to the risks of the terms of the derivative instruments derivative contract, there may be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received, our company’s hedging policies and procedures may not be properly followed and the steps our company takes to monitor its derivative financial instruments may not detect and prevent violations of its risk management policies and procedures, particularly if deception or other intentional misconduct is involved. Further, our company may be limited in receiving the full benefit of increases in crude oil as a result of these hedging transactions. The occurrence of any of these risks could prevent Pogo from realizing the benefit of a derivative contract.

Pogo’s estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of its reserves.

It is not possible to measure underground accumulation of crude oil and natural gas in an exact way. Crude oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of crude oil and natural gas and assumptions concerning future crude oil and natural gas prices, production levels, ultimate recoveries and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may turn out to be incorrect. Estimates of Pogo’s proved reserves and related valuations as of December 31, 2023 and December 31, 2022 were prepared by Cobb & Associates. Cobb & Associates conducted a detailed review of all of Pogo’s properties for the period covered by its reserve report using information provided by Pogo. Over time, Pogo may make material changes to reserve estimates taking into account the results of actual drilling, testing and production and changes in prices. In addition, certain assumptions regarding future crude oil and natural gas prices, production levels and operating and development costs may prove incorrect. For example, due to the deterioration in commodity prices and operator activity in 2020 as a result of the COVID-19 pandemic and other factors, the commodity price assumptions used to calculate Pogo’s reserves estimates declined, which in turn lowered its proved reserve estimates. A substantial portion of Pogo’s reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Any significant variance from these assumptions to actual figures could greatly affect Pogo’s estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which Pogo’s reserve estimates are based, as described above, often result in the actual quantities of crude oil and natural gas that are ultimately recovered being different from its reserve estimates.

Furthermore, the present value of future net cash flows from Pogo’s proved reserves is not necessarily the same as the current market value of its estimated reserves. In accordance with rules established by the SEC and the Financial Accounting Standards Board (the “FASB”), Pogo bases the estimated discounted future net cash flows from its proved reserves on the twelve-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month, and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor Pogo uses when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with Pogo or the crude oil and natural gas industry in general.

Operating hazards and partially insured or uninsured risks may result in substantial losses to Pogo and any losses could adversely affect Pogo’s results of operations and cash flows.

The operations of Pogo will be subject to all of the hazards and operating risks associated with drilling for and production of crude oil and natural gas, including the risk of fire, explosions, blowouts, surface cratering, uncontrollable flows of crude oil and natural gas and formation water, pipe or pipeline failures, abnormally pressured formations, casing collapses and environmental hazards such as crude oil spills, natural gas leaks and ruptures or discharges of toxic gases. In addition, their operations will be subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives. The occurrence of any of these events could result in substantial losses to Pogo due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties, suspension of operations and repairs required to resume operations.

Loss of Pogo’s information and computer systems, including as a result of cyber-attacks, could materially and adversely affect Pogo’s business.

Pogo relies on electronic systems and networks to control and manage Pogo’s respective businesses. If any of such programs or systems were to fail for any reason, including as a result of a cyber-attack, or create erroneous information in Pogo’s hardware or software network infrastructure, possible consequences could be significant, including loss of communication links and inability to automatically process commercial transaction or engage in similar automated or computerized business activities. Although Pogo has multiple layers of security to mitigate risks of cyber-attacks, cyber-attacks on business have escalated in recent years. Moreover, Pogo is becoming increasingly dependent on digital technologies to conduct certain exploration, development, production and processing activities, including interpreting seismic data, managing drilling rigs, production activities and gathering systems, conducting reservoir modeling and estimating reserves. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. If Pogo becomes the target of cyber-attacks of information security breaches, their business operations may be substantially disrupted, which could have an adverse effect on Pogo’s results of operations. In addition, Pogo’s efforts to monitor, mitigate and manage these evolving risks may result in increased capital and operating costs, and there can be no assurance that such efforts will be sufficient to prevent attacks or breaches from occurring.

A terrorist attack or armed conflict could harm Pogo’s business.

Terrorist activities, anti-terrorist activities and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent Pogo from meeting its financial and other obligations. For example, on February 24, 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russia. To date, this conflict has resulted in a decreased supply of hydrocarbons which has resulted in higher commodity prices. The geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for crude oil and natural gas potentially putting downward pressure on demand for Pogo’s services and causing a reduction in its revenues. Crude oil and natural gas related facilities, including those of Pogo, could be direct targets of terrorist attacks, and, if infrastructure integral to Pogo is destroyed or damaged, they may experience a significant disruption in their operations. Any such disruption could materially adversely affect Pogo’s financial condition, results of operations and cash flows. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

We believe Pogo currently has ineffective internal control over its financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Pogo’s annual or interim consolidated financial statements may not be prevented or detected on a timely basis. We identified a material weakness and believe that Pogo currently has ineffective internal control over financial reporting, primarily due to: not maintaining a sufficient complement of personnel to permit segregation of duties among personnel with access to Pogo’s accounting and information systems controls, lacking proper review evidence of controls over the reserves report prepared by the reservoir engineer, and lacking the controls needed to ensure that the accounting for certain items is accurate and complete.

We intend to remediate these deficiencies by putting into place proper internal controls and accounting systems to ensure effective internal control over its financial reporting. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate and we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had $3,505,454 in cash and a working capital deficit of $13,300,601. Further, we had positive cash flow from operations of $8,675,037 on a combined Successor and Predecessor basis for the year ended December 31, 2023, on a pro forma basis of the combined successor and predecessor periods. These factors raise substantial doubt about our ability to continue as a going concern. Management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock through the Common Stock Purchase Agreement with White Lion, which can fund our operations and production growth, and be used to reduce our liabilities. While there can be no assurance of success, our management believes that its plans and the overall outlook of the oil and gas industry sufficiently alleviate the factors raising substantial doubt about its ability to continue as a going concern.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our executive officers and directors. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those conducted by us.

Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in business activities similar to our own.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Second A&R Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

Increased costs of capital could adversely affect Pogo’s business.

Pogo’s business and ability to make acquisitions could be harmed by factors such as the availability, terms, and cost of capital, increases in interest rates or a reduction in its credit rating. Changes in any one or more of these factors could cause Pogo’s cost of doing business to increase, limit its access to capital, limit its ability to pursue acquisition opportunities, and place it at a competitive disadvantage. A significant reduction in the availability of capital could materially and adversely affect Pogo’s ability to achieve its planned growth and operating results.

For example, during 2022 and the first half of 2023, the Federal Reserve raised the target range for the federal funds rate by 525 basis points to a range of 5.25% to 5.50% as of August, 2023. Furthermore, the Federal Reserve has signaled that additional rate increases are likely to occur for the foreseeable future. An increase in the interest rates associated with our floating rate debt would increase our debt service costs and affect our results of operations and cash flow available for payments of our debt obligations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

Pogo may be involved in legal proceedings that could result in substantial liabilities.

Like many crude oil and natural gas companies, Pogo may from time to time be involved in various legal and other proceedings, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters, in the ordinary course of its business. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on Pogo because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in Pogo’s business practices, which could materially and adversely affect its business, operating results and financial condition. Accruals for such liability, penalties or sanctions may be insufficient. Judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

The historical financial results of HNRA and the unaudited pro forma condensed consolidated combined financial information included elsewhere in this report may not be indicative of what HNRA’s actual financial position or results of operations would have been if it were a public company.

The historical financial results of HNRA included in this report do not reflect the financial condition, results of operations or cash flows it would have achieved as a public company during the periods presented or those we will achieve in the future. Our future financial condition, results of operations and cash flows could be materially different from amounts reflected in HNRA’s historical financial statements included elsewhere in this report. As such, it may be difficult for investors to compare our future results to historical results or to evaluate its relative performance or trends in its business.

Similarly, the unaudited pro forma condensed consolidated combined financial information in this report is presented for illustrative purposes only and has been prepared based on a number of assumptions including, but not limited to, those assumptions described in the accompanying unaudited pro forma condensed consolidated combined financial statements. Accordingly, such pro forma financial information may not be indicative of our future operating or financial performance and Company’s actual financial condition and results of operations may vary materially from the pro forma results of operations and balance sheet contained elsewhere in this report, including as a result of such assumptions not being accurate.

Risks Related to Our Industry

A substantial majority of Pogo’s revenues from crude oil and gas producing activities are derived from its operating properties that are based on the price at which crude oil and natural gas produced from the acreage underlying its interests are sold. Prices of crude oil and natural gas are volatile due to factors beyond Pogo’s control. A substantial or extended decline in commodity prices may adversely affect Pogo’s business, financial condition, results of operations and cash flows.

Pogo’s revenues, operating results, discretionary cash flows, profitability, liquidity and the carrying value of its interests depend significantly upon the prevailing prices for crude oil and natural gas. Historically, crude oil and natural gas prices and their applicable basis differentials have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond Pogo’s control, including:

●	the regional, domestic foreign supply of and demand for crude oil and natural gas;

●	the level of prices and market expectations about future prices of crude oil and natural gas;

●	the level of global crude oil and natural gas E&P;

●	the cost of exploring for, developing, producing and delivering crude oil and natural gas;

●	the price and quantity of foreign imports and U.S. exports of crude oil and natural gas;

●	the level of U.S. domestic production;

●	political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America and China and acts of terrorism or sabotage;

●	global or national health concerns, including the outbreak of an illness pandemic (like COVID-19), which may reduce demand for crude oil and natural gas due to reduced global or national economic activity;

●	the ability of members of OPEC and its allies and other oil exporting nations to agree to and maintain crude oil price and production controls;

●	speculative trading in crude oil and natural gas derivative contracts;

●	the level of consumer product demand;

●	weather conditions and other natural disasters, such as hurricanes and winter storms, the frequency and impact of which could be increased by the effects of climate change;

●	technological advances affecting energy consumption, energy storage and energy supply;

●	domestic and foreign governmental regulations and taxes;

●	the continued threat of terrorism and the impact of military and other action, including U.S. military operations in the Middle East and economic sanctions such as those imposed by the U.S. on oil and gas exports from Iran;

●	the proximity, cost, availability and capacity of crude oil and natural gas pipelines and other transportation facilities;

●	the impact of energy conservation efforts;

●	the price and availability of alternative fuels; and

●	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future crude oil and natural gas price movements with any certainty. For example, during the past five years, the posted price for West Texas Intermediate (“WTI”) light sweet crude oil has ranged from a historic, record low price of negative ($36.98) per barrel (“Bbl”) in April 2020 to a high of $123.64 per Bbl in March 2022, and the Henry Hub spot market price for natural gas has ranged from a low of $1.33 per metric million British thermal unit (“MMBtu”) in September 2020 to a high of $23.86 per MMBtu in February 2021. Certain actions by OPEC+ in the first half of 2020, combined with the impact of the continued outbreak of the COVID-19 pandemic and a shortage in available storage for hydrocarbons in the U.S., contributed to the historic low price for crude oil in April 2020. While the prices for crude oil have begun to stabilize and also increase, such prices have historically remained volatile, which has adversely affected the prices at which production from Pogo’s properties is sold and may continue to do so in the future. This, in turn, has and will materially affect the amount of production payments that Pogo receives.

Any substantial decline in the price of crude oil and natural gas, or prolonged period of low commodity prices will materially adversely affect Pogo’s business, financial condition, results of operations and cash flows. In addition, lower crude oil and natural gas may reduce the amount of crude oil and natural gas that can be produced economically, which may reduce its Pogo’s willingness to develop its properties. This may result in Pogo having to make substantial downward adjustments to its estimated proved reserves, which could negatively impact its ability to fund its operations. If this occurs or if production estimates change or exploration or development results deteriorate, the successful efforts method of accounting principles may require Pogo to write down, as a non-cash charge to earnings, the carrying value of its crude oil and natural gas properties. Pogo could also determine during periods of low commodity prices to shut in or curtail production from wells on Pogo’s properties. In addition, Pogo could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, they may abandon any well if they reasonably believe that the well can no longer produce crude oil or natural gas in commercially paying quantities. Pogo may choose to use various derivative instruments in connection with anticipated crude oil and natural gas to minimize the impact of commodity price fluctuations. However, Pogo cannot hedge the entire exposure of its operations from commodity price volatility. To the extent Pogo does not hedge against commodity price volatility, or its hedges are not effective, Pogo’s results of operations and financial position may be diminished.

If commodity prices decrease to a level such that Pogo’s future undiscounted cash flows from its properties are less than their carrying value, Pogo may be required to take write-downs of the carrying values of its properties.

Accounting rules require that Pogo periodically review the carrying value of its properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, production data, economics and other factors, Pogo may be required to write down the carrying value of its properties. Pogo evaluates the carrying amount of its proved oil and natural gas properties for impairment whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying value exceeds the estimated undiscounted future cash flows Pogo would estimate the fair value of its properties and record an impairment charge for any excess of the carrying value of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved reserves, future commodity prices, future production estimates and a commensurate discount rate. The risk that Pogo will be required to recognize impairments of its crude oil and natural gas properties increases during periods of low commodity prices. In addition, impairments would occur if Pogo were to experience sufficient downward adjustments to its estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period. Pogo may incur impairment charges in the future, which could materially adversely affect its results of operations for the periods in which such charges are taken.

The unavailability, high cost or shortages of rigs, equipment, raw materials, supplies or personnel may restrict or result in increased costs to develop and operate Pogo’s properties.

The crude oil and natural gas industry is cyclical, which can result in shortages of drilling/workover rigs, equipment, raw materials (particularly water and sand and other proppants), supplies and personnel. When shortages occur, the costs and delivery times of rigs, equipment and supplies increase and demand for, and wage rates of, qualified drilling/workover rig crews also rise with increases in demand. Pogo cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. In accordance with customary industry practice, Pogo relies on independent third-party service providers to provide many of the services and equipment necessary to drill new development wells. If Pogo is unable to secure a sufficient number of drilling/workover rigs at reasonable costs, Pogo’s financial condition and results of operations could suffer. Shortages of drilling/workover rigs, equipment, raw materials, supplies, personnel, trucking services, tubulars, hydraulic fracturing and completion services and production equipment could delay or restrict Pogo’s development operations, which in turn could have a material adverse effect on Pogo’s financial condition, results of operations and cash flows.

The marketability of crude oil and natural gas production is dependent upon transportation and processing and refining facilities, which Pogo cannot control. Any limitation in the availability of those facilities could interfere with Pogo’s ability to market its production and could harm Pogo’s business.

The marketability of Pogo’s production depends in part on the availability, proximity and capacity of pipelines, gathering lines, tanker trucks and other transportation methods, and processing and refining facilities owned by third parties. Pogo does not control these third-party facilities and Pogo’s access to them may be limited or denied. Insufficient production from the wells on Pogo’s acreage or a significant disruption in the availability of third-party transportation facilities or other production facilities could adversely impact Pogo’s ability to deliver, to market or produce oil and natural gas and thereby cause a significant interruption in Pogo’s operations. If they are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter production related difficulties, they may be required to shut in or curtail production. In addition, the amount of crude oil that can be produced and sold is subject to curtailment in certain other circumstances outside of Pogo’s control, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on these systems, tanker truck availability and extreme weather conditions. Also, production from Pogo’s wells may be insufficient to support the construction of pipeline facilities, and the shipment of Pogo’s crude oil and natural gas on third-party pipelines may be curtailed or delayed if it does not meet the quality specifications of the pipeline owners. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, Pogo is provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or transportation, processing or refining-facility capacity, or an inability to obtain favorable terms for delivery of the crude oil and natural gas produced from Pogo’s acreage, could reduce Pogo’s ability to market the production from Pogo’s properties and have a material adverse effect on Pogo’s financial condition, results of operations and cash flows. Pogo’s access to transportation options and the prices Pogo receives can also be affected by federal and state regulation — including regulation of crude oil and natural gas production, transportation and pipeline safety — as well by general economic conditions and changes in supply and demand.

In addition, the third parties on whom Pogo relies for transportation services are subject to complex federal, state, tribal and local laws that could adversely affect the cost, manner or feasibility of conducting Pogo’s business.

Drilling for and producing crude oil and natural gas are high-risk activities with many uncertainties that may materially adversely affect Pogo’s business, financial condition, results of operations and cash flows.

The development drilling activities of Pogo’s properties will be subject to many risks. For example, Pogo will not be able to assure you that wells drilled by the E&P operators of its properties will be productive. Drilling for crude oil and natural gas often involves unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient crude oil and natural gas to return a profit at then realized prices after deducting drilling, operating and other costs. The seismic data and other technologies used do not provide conclusive knowledge prior to drilling a well that crude oil and natural gas are present or that a well can be produced economically. The costs of exploration, exploitation and development activities are subject to numerous uncertainties beyond Pogo’s control and increases in those costs can adversely affect the economics of a project. Further, Pogo’s development drilling and producing operations may be curtailed, delayed, canceled or otherwise negatively impacted as a result of other factors, including:

●	unusual or unexpected geological formations;

●	loss of drilling fluid circulation;

●	title problems;

●	facility or equipment malfunctions;

●	unexpected operational events;

●	shortages or delivery delays of equipment and services;

●	compliance with environmental and other governmental requirements; and

●	adverse weather conditions, including the recent winter storms in February 2021 that adversely affected operator activity and production volumes in the southern United States, including in the Delaware Basin.

Any of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and other regulatory penalties. In the event that planned operations, including the drilling of development wells, are delayed or cancelled, or existing wells or development wells have lower than anticipated production due to one or more of the factors above or for any other reason, Pogo’s financial condition, results of operations and cash flows may be materially adversely affected.

Competition in the crude oil and natural gas industry is intense, which may adversely affect Pogo’s ability to succeed.

The crude oil and natural gas industry is intensely competitive, and Pogo’s properties compete with other companies that may have greater resources. Many of these companies explore for and produce crude oil and natural gas, carry on midstream and refining operations, and market petroleum and other products on a regional, national or worldwide basis. In addition, these companies may have a greater ability to continue exploration activities during periods of low crude oil and natural gas market prices. Pogo’s larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than Pogo can, which would adversely affect Pogo’s competitive position. Pogo may have fewer financial and human resources than many companies in Pogo’s industry and may be at a disadvantage in bidding producing crude oil and natural gas properties. Furthermore, the crude oil and natural gas industry has experienced recent consolidation among some operators, which has resulted in certain instances of combined companies with larger resources. Such combined companies may compete against Pogo and thus limit Pogo’s ability to acquire additional properties and add reserves.

A deterioration in general economic, business, political or industry conditions would materially adversely affect Pogo’s results of operations, financial condition and cash flows.

Concerns over global economic conditions, energy costs, geopolitical issues, the impacts of the COVID-19 pandemic, inflation, the availability and cost of credit and slow economic growth in the United States have contributed to economic uncertainty and diminished expectations for the global economy. Additionally, acts of protest and civil unrest have caused economic and political disruption in the United States. Meanwhile, continued hostilities in the Middle East, Ukraine and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. An oversupply and decreased demand of crude oil in 2020 led to a severe decline in worldwide crude oil prices in 2020.

If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could further diminish, which could impact the price at which crude oil and natural gas from Pogo’s properties are sold, affect the ability of Pogo’s to continue operations and ultimately materially adversely impact Pogo’s results of operations, financial condition and cash flows.

Conservation measures, technological advances and increasing attention to ESG matters could materially reduce demand for crude oil and natural gas, availability of capital and adversely affect Pogo’s results of operations.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to crude oil and natural gas, technological advances in fuel economy and energy-generation devices could reduce demand for crude oil and natural gas. The impact of the changing demand for crude oil and natural gas services and products may have a material adverse effect on Pogo’s business, financial condition, results of operations and cash flows. It is also possible that the concerns about the production and use of fossil fuels will reduce the sources of financing available to Pogo. For example, certain segments of the investor community have developed negative sentiment towards investing in the oil and gas industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. In addition, some investors, including investment advisors and certain sovereign wealth, pension funds, university endowments and family foundations, have stated policies to divest from, or not provide funding to, the oil and gas sector based on their social and environmental considerations. Furthermore, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to environmental, social and governance (“ESG”) matters. Such ratings are used by some investors and other financial institutions to inform their investment, financing and voting decisions, and unfavorable ESG ratings may lead to increased negative sentiment toward oil and gas companies from such institutions. Additionally, the SEC proposed rules on climate change disclosure requirements for public companies which, if adopted as proposed, could result in substantial compliance costs. Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas and related infrastructure projects. Such developments, including environmental activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies, and also adversely affect Pogo’s availability of capital.

Risks Related to Environmental and Regulatory Matters

Crude oil and natural gas operations are subject to various governmental laws and regulations. Compliance with these laws and regulations can be burdensome and expensive for Pogo, and failure to comply could result in Pogo incurring significant liabilities, either of which may impact its willingness to develop Pogo’s interests.

Pogo’s activities on the properties in which Pogo holds interests are subject to various federal, state and local governmental regulations that may change from time to time in response to economic and political conditions. Matters subject to regulation include drilling operations, production and distribution activities, discharges or releases of pollutants or wastes, plugging and abandonment of wells, maintenance and decommissioning of other facilities, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity to conserve supplies of crude oil and natural gas. For example, in January 2021, President Biden signed an Executive Order that, among other things, instructed the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices. In August 2022, a federal judge in Louisiana issued a permanent injunction against the temporary halt to the leasing of federal lands for oil and gas drilling in the thirteen states that challenged the Executive Order. In April 2022, the Biden Administration announced it would resume selling leases to drill for oil and gas on federal lands, but with an 80% reduction in the number of acres offered and an increase in the royalties companies must pay to drill. The Inflation Reduction Act, signed into law in August of 2022, expanded oil and gas lease sales off the coast of Alaska and in the Gulf of Mexico. Substantially all of Pogo’s interests are located on state or federal lands, therefore Pogo cannot predict the full impact of these developments or whether the Biden Administration may pursue further restrictions. President Biden also issued an Executive Order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions during the prior administration that may be inconsistent with the current administration’s policies. The United States Environmental Protection Agency has proposed strict new methane emission regulations for certain oil and gas facilities and the IRA establishes a charge on methane emissions above certain limits from the same facilities. Further actions of President Biden, and the Biden Administration, including actions focused on addressing climate change, may negatively impact oil and gas operations and favor renewable energy projects in the United States, which may negatively impact the demand for oil and natural gas.

In addition, the production, handling, storage and transportation of crude oil and natural gas, as well as the remediation, emission and disposal of crude oil and natural gas wastes, by-products thereof and other substances and materials produced or used in connection with crude oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of worker health and safety, natural resources and the environment. Failure to comply with these laws and regulations may result in the assessment of sanctions on Pogo, including administrative, civil or criminal penalties, permit revocations, requirements for additional pollution controls and injunctions limiting or prohibiting some or all of Pogo’s operations on its properties. Moreover, these laws and regulations have generally imposed increasingly strict requirements related to water use and disposal, air pollution control, species protection, and waste management, among other matters.

Laws and regulations governing E&P may also affect production levels. Pogo must comply with federal and state laws and regulations governing conservation matters, including, but not limited to:

●	provisions related to the unitization or pooling of the crude oil and natural gas properties;

●	the establishment of maximum rates of production from wells;

●	the spacing of wells;

●	the plugging and abandonment of wells; and

●	the removal of related production equipment.

Additionally, federal and state regulatory authorities may expand or alter applicable pipeline-safety laws and regulations, compliance with which may require increased capital costs for third-party crude oil and natural gas transporters. These transporters may attempt to pass on such costs to Pogo, which in turn could affect profitability on the properties in which Pogo owns an interest.

Pogo must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent Pogo’s properties are shippers on interstate pipelines, they must comply with the tariffs of those pipelines and with federal policies related to the use of interstate capacity.

Pogo may be required to make significant expenditures to comply with the governmental laws and regulations described above and may be subject to potential fines and penalties if they are found to have violated these laws and regulations. Pogo believes the trend of more expansive and stricter environmental legislation and regulations will continue. The laws and regulations that affect Pogo could increase the operating costs of Pogo and delay production and may ultimately impact Pogo’s ability and willingness to develop its properties.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could cause Pogo to incur increased costs, additional operating restrictions or delays and have fewer potential development locations.

Pogo engages in hydraulic fracturing. Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Currently, hydraulic fracturing is generally exempt from regulation under the Underground Injection Control program of the U.S. Safe Drinking Water Act (“SDWA”) and is typically regulated by state oil and gas commissions or similar agencies.

However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, in June 2016, the Environmental Protection Agency (the “EPA”) published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. Also, from time to time, legislation has been introduced, but not enacted, in the U.S. Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. This or other federal legislation related to hydraulic fracturing may be considered again in the future, though Pogo cannot predict the extent of any such legislation at this time.

Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states in which Pogo’s properties are located. For example, Texas, among others, has adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular.

Increased regulation and attention given to the hydraulic fracturing process, including the disposal of produced water gathered from drilling and production activities, could lead to greater opposition to, and litigation concerning, crude oil and natural gas production activities using hydraulic fracturing techniques in areas where Pogo owns properties. Additional legislation or regulation could also lead to operational delays or increased operating costs for Pogo in the production of crude oil and natural gas, including from the development of shale plays, or could make it more difficult for Pogo to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in Pogo’s completion of new crude oil and natural gas wells and result in an associated decrease in the production attributable to Pogo’s interests, which could have a material adverse effect on Pogo’s business, financial condition and results of operations.

Legislation or regulatory initiatives intended to address seismic activity could restrict Pogo’s development and production activities, as well as Pogo’s ability to dispose of produced water gathered from such activities, which could have a material adverse effect on their future business, which in turn could have a material adverse effect on Pogo’s business.

State and federal regulatory agencies have recently focused on a possible connection between hydraulic fracturing related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. For example, in 2015, the United States Geological Study (“USGS”) identified eight states, including New Mexico, Oklahoma and Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction.

In addition, a number of lawsuits have been filed alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements in the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, the Texas Railroad Commission has previously published a rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the agency may deny, modify, suspend or terminate the permit application or existing operating permit for that well. The Texas Railroad Commission has used this authority to deny permits for waste disposal wells. In some instances, regulators may also order that disposal wells be shut in. In late 2021, the Texas Railroad Commission issued a notice to operators of disposal wells in the Midland area to reduce saltwater disposal well actions and provide certain data to the commission. Separately, in November 2021, New Mexico implemented protocols requiring operators to take various actions within a specified proximity of certain seismic activity, including a requirement to limit injection rates if a seismic event is of a certain magnitude. As a result of these developments, Pogo may be required to curtail operations or adjust development plans, which may adversely impact Pogo’s business.

Pogo will likely dispose of produced water volumes gathered from their production operations by injecting it into wells pursuant to permits issued by governmental authorities overseeing such disposal activities. While these permits will be issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities. The adoption and implementation of any new laws or regulations that restrict Pogo’s ability to use hydraulic fracturing or dispose of produced water gathered from drilling and production activities by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring them to shut down disposal wells, could have a material adverse effect on Pogo’s business, financial condition and results of operations.

Restrictions on the ability of Pogo to obtain water may have an adverse effect on Pogo’s financial condition, results of operations and cash flows.

Water is an essential component of crude oil and natural gas production during both the drilling and hydraulic fracturing processes. Over the past several years, parts of the country, and in particular Texas, have experienced extreme drought conditions. As a result of this severe drought, some local water districts have begun restricting the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supply. Such conditions may be exacerbated by climate change. If Pogo is unable to obtain water to use in their operations from local sources, or if Pogo is unable to effectively utilize flowback water, they may be unable to economically drill for or produce crude oil and natural gas from Pogo’s properties, which could have an adverse effect on Pogo’s financial condition, results of operations and cash flows.

Pogo’s operations are subject to a series of risks arising from climate change.

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of carbon dioxide, methane and other “greenhouse gases” (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration and has issued several Executive Orders addressing climate change. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the Clean Air Act (the “CAA”), the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the U.S. Department of Transportation (the “DOT”), implementing GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In September 2020, the Trump Administration revised prior regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, subsequently, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. Additionally, in November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOO(b) new source and OOOO(c) first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Operators of affected facilities will have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirement, and reduction of emissions by 95% through capture and control systems. The EPA issued supplemental rules regarding methane emissions on December 6, 2022. The IRA established the Methane Emissions Reduction Program, which imposes a charge on methane emissions from certain petroleum and natural gas facilities, which may apply to our operations in the future and may require us to expend material sums. We cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a significant possibility.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, New Mexico has adopted regulations to restrict the venting or flaring of methane from both upstream and midstream operations. At the international level, the United Nations-sponsored “Paris Agreement” requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, at the 26th Conference of the Parties to the United Nations

Framework Convention on Climate Change (“COP26”) in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The full impact of these actions cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates now in public office. On January 27, 2021, President Biden issued an Executive Order that calls for substantial action on climate change, including, among other things, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. The Biden Administration has also called for restrictions on leasing on federal land, including the Department of the Interior’s publication of a report recommending various changes to the federal leasing program, though many such changes would require Congressional action. Substantially all of Pogo’s interests are located on federal and state lands, but Pogo cannot predict the full impact of these developments or whether the Biden Administration may pursue further restrictions. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas (“LNG”) export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. Litigation risks are also increasing as a number of entities have sought to bring suit against various oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced that is has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the Network for Greening the Financial System to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. Additionally, the SEC announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate the GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce the profitability of Pogo’s interests. Additionally, political, litigation and financial risks may result in Pogo restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce the profitability of its interests. One or more of these developments could have a material adverse effect on Pogo’s business, financial condition and results of operation.

Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact our operations, as well as those of our operators and their supply chains. Such physical risks may result in damage to operators’ facilities or otherwise adversely impact their operations, such as if they become subject to water use curtailments in response to drought, or demand for their products, such as to the extent warmer winters reduce the demand for energy for heating purposes.

Increased attention to ESG matters and conservation measures may adversely impact Pogo’s business.

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures and consumer demand for alternative forms of energy may result in increased costs, reduced demand for Pogo’s products, reduced profits, and increased investigations and litigation. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against Pogo. Additionally, the SEC proposed rules on climate change disclosure requirements for public companies which, if adopted as proposed, could result in substantial compliance costs. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to Pogo’s causation of, or contribution to, the asserted damage, or to other mitigating factors.

Moreover, while Pogo may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward Pogo and its industry and to the diversion of investment to other industries, which could have a negative impact on Pogo’s access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies based on climate change related concerns, which could affect Pogo’s access to capital for potential growth projects.

Pogo’s results of operations may be materially impacted by efforts to transition to a lower-carbon economy.

Concerns over the risk of climate change have increased the focus by global, regional, national, state and local regulators on GHG emissions, including carbon dioxide emissions, and on transitioning to a lower-carbon future. A number of countries and states have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, prohibitions on the sales of new automobiles with internal combustion engines, and incentives or mandates for battery-powered automobiles and/or wind, solar or other forms of alternative energy. Compliance with changes in laws, regulations and obligations relating to climate change could result in increased costs of compliance for Pogo or costs of consuming crude oil and natural gas for such products, and thereby reduce demand, which could reduce the profitability of Pogo. For example, Pogo may be required to install new emission controls, acquire allowances or pay taxes related to their greenhouse gas emissions, or otherwise incur costs to administer and manage a GHG emissions program. Additionally, Pogo could incur reputational risk tied to changing customer or community perceptions of its, customers contribution to, or detraction from, the transition to a lower-carbon economy. These changing perceptions could lower demand for oil and gas products, resulting in lower prices and lower revenues as consumers avoid carbon-intensive industries, and could also pressure banks and investment managers to shift investments and reduce lending.

Separately, banks and other financial institutions, including investors, may decide to adopt policies that restrict or prohibit investment in, or otherwise funding, Pogo based on climate change-related concerns, which could affect its or Pogo’s access to capital for potential growth projects.

Approaches to climate change and transition to a lower-carbon economy, including government regulation, company policies, and consumer behavior, are continuously evolving. At this time, Pogo cannot predict how such approaches may develop or otherwise reasonably or reliably estimate their impact on its or its operators’ financial condition, results of operations and ability to compete. However, any long-term material adverse effect on the oil and gas industry may adversely affect Pogo’s financial condition, results of operations and cash flows.

Additional restrictions on development activities intended to protect certain species of wildlife may adversely affect Pogo’s ability to conduct development activities.

In the United States, the Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”). To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where Pogo operates, Pogo’s ability to conduct or expand operations could be limited, or Pogo could be forced to incur additional material costs. Moreover, Pogo’s development drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons. For example, in June 2021, the U.S. Fish & Wildlife Service (the “FWS”) proposed to list two distinct population sections (“DPS”) of the Lesser Prairie Chicken, including one in portions of the Permian Basin, under the ESA (the “southern DPS”). On November 25, 2022, the FWS finalized the proposed rule, listing the southern DPS of the Lesser Prairie-Chicken as endangered and the northern DPS of the Lesser Prairie-Chicken as threatened.

Recently, there have also been renewed calls to review protections currently in place for the dunes sagebrush lizard, whose habitat includes parts of the Permian Basin, and to reconsider listing the species under the ESA.

In addition, as a result of one or more settlements approved by the FWS, the agency was required to make a determination on the listing of numerous other species as endangered or threatened under the ESA by the end of the FWS’ 2017 fiscal year. The FWS did not meet that deadline, but continues to evaluate whether to take action with respect to those species. The designation of previously unidentified endangered or threatened species could cause Pogo’s operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. The FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands.

Risks Related to Our Financial and Debt Arrangements

Restrictions in our current and future debt agreements and credit facilities could limit our growth and our ability to engage in certain activities.

Consistent with the previously disclosed commitment letter (the “Debt Commitment Letter”) between HNRA and First International Bank & Trust (“FIBT” or “Lender”), in connection with the Closing, HNRA (for purposes of the Loan Agreement, the “Borrower”), OpCo, SPAC Subsidiary, Pogo, and LH Operating, LLC (for purposes of the Loan Agreement, collectively, the “Guarantors” and together with the Borrower, the “Loan Parties”), and FIBT entered into a Senior Secured Term Loan Agreement on November 15, 2023 (the “Loan Agreement”), setting forth the terms of a senior secured term loan facility in an aggregate principal amount of $28 million (the “Term Loan”).

The Term Loan contains certain customary representations and warranties and various covenants and restrictive provisions that limit our ability to, among other things:

●	incur or guarantee additional debt;

●	enter into certain hedging contracts;

●	pay dividends on, or redeem or repurchase, their equity interests, return capital to the holders of their equity interests, or make other distributions to holders of their equity interests;

●	amend our organizational documents or certain material contracts;

●	make certain investments and acquisitions;

●	incur certain liens or permit them to exist;

●	enter into certain types of transactions with affiliates;

●	merge or consolidate with another company;

●	transfer, sell or otherwise dispose of assets;

●	enter into certain other lines of business;

●	repay or redeem certain debt;

●	use the proceeds from the Term Loan for certain purposes;

●	allow certain gas imbalances, take-or-pay, or other prepayments;

A failure to comply with the provisions of the Term Loan could result in an event of default, which could enable the Lender to declare, subject to the terms and conditions of the Term Loan, any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of the debt is accelerated, cash flows from our operations may be insufficient to repay such debt in full. The Term Loan contains events of default customary for transactions of this nature, including the occurrence of a change of control.

If we are unable to comply with the restrictions and covenants in our debt agreements, there could be an event of default under the terms of such agreements, which could result in an acceleration of repayment.

If we are unable to comply with the restrictions and covenants in the Term Loan Agreement, the Seller Note or any future debt agreement or if we default under the terms of the Term Loan Agreement, the Seller Note or any future debt agreement, there could be an event of default. Our ability to comply with these restrictions and covenants, including meeting any financial ratios and tests, may be affected by events beyond our control. We cannot assure that we will be able to comply with these restrictions and covenants or meet such financial ratios and tests. In the event of a default under the Term Loan Agreement, the Seller Note or any future debt agreement, the lenders could terminate accelerate the loans and declare all amounts borrowed due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend the Term Loan Agreement, the Seller Note or any future debt agreement or obtain needed waivers on satisfactory terms. There can be no assurance that, if needed to avoid noncompliance with our debt agreements in the future, we will obtain the necessary waivers from the applicable lenders on satisfactory terms or at all. As a result, there could be an event of default under such agreements, which could result in an acceleration of repayment.

Our debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

Our existing and any future indebtedness could have important consequences to it, including:

●	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on terms acceptable to it;

●	covenants in the Term Loan require, and in any future credit and debt arrangement may require, us to meet financial tests that may affect our flexibility in planning for and reacting to changes in its business, including possible acquisition opportunities;

●	our access to the capital markets may be limited;

●	our borrowing costs may increase;

●	we will use a portion of its discretionary cash flows to make principal and interest payments on its indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and payment of dividends to its stockholders; and

●	our debt level will make us more vulnerable than competitors with less debt to competitive pressures or a downturn in its business or the economy generally.

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond its control. If our operating results are not sufficient to service its current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all.

Our borrowings under the Term Loan Agreement expose us to interest rate risk.

Our results of operations are exposed to interest rate risk associated with borrowings under the Term Loan Agreement, which bears interest at rates based on the Secured Overnight Financing Rate (“SOFR”) or an alternative floating interest rate benchmark. In response to inflation, the U.S. Federal Reserve increased interest rates multiple times in 2022 and 2023 and signaled that additional interest rate increases should be expected in 2024. Raising or lowering of interest rates by the U.S. Federal Reserve generally causes an increase or decrease, respectively, in SOFR and other floating interest rate benchmarks. As such, if interest rates increase, so will our interest costs. If interest rates continue to increase, it may have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Common Stock

Our stock price may be volatile, which could result in substantial losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our Class A Common Stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A Common Stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our Class A Common Stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, other public announcements, and filings with the Securities and Exchange Commission;

●	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in our industry;

●	changes in government policies in the United States;

●	changes in earnings estimates or recommendations by securities or research analysts who track our Class A Common Stock or failure of our actual results of operations to meet those expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of Class A Common Stock by us, our investors or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our Class A Common Stock and could seriously harm the market price of our Class A Common Stock, regardless of our operating performance. This may prevent you from being able to sell your shares at or above the price you paid for your shares of our Class A Common Stock, if at all. In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceeding could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

The sale or availability for sale of substantial amounts of our Class A Common Stock could adversely affect the market price of our Class A Common Stock.

Sales of substantial amounts of shares of our Class A Common Stock, or the perception that these sales could occur, could adversely affect the market price of our Class A Common Stock and could impair our future ability to raise capital through common stock offerings.

We have never paid cash dividends on our Class A Common Stock and do not anticipate paying any cash dividends on our Class A Common Stock.

We have never paid cash dividends and do not anticipate paying any cash dividends on our Class A Common Stock in the foreseeable future. We currently intend to retain any earnings to finance our operations and growth. As a result, any short-term return on your investment will depend on the market price of our Class A Common Stock, and only appreciation of the price of our Class A Common Stock, which may never occur, will provide a return to stockholders. The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including, but not limited to, factors such as our financial condition, results of operations, capital requirements, business conditions, and covenants under any applicable contractual arrangements. Investors seeking cash dividends should not invest in our Class A Common Stock.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our Class A Common Stock, the market price of our Class A Common Stock will likely decline.

The trading market for our Class A Common Stock will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business. We may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the market price for our Class A Common Stock could decline. In the event we obtain securities or industry analyst coverage, the market price of our Class A Common Stock could decline if one or more equity analysts downgrade our Class A Common Stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have listed our Class A Common Stock and public warrants on the NYSE American. Although we have met the minimum initial listing standards set forth in the NYSE American rules, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE American in the future. In order to continue listing our securities on the NYSE American, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).

If the NYSE American delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We have not held an annual meeting of stockholders and you will not be entitled to any of the corporate protections provided by such a meeting.

In accordance with the NYSE American corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE American. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. We did not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus, we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting.

In our Initial Public Offering, we did not register the shares of Class A Common Stock issuable upon exercise of the warrants sold as part of the units under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise such warrants, thus precluding such investor from being able to exercise such warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We did not register the shares of Class A Common Stock issuable upon exercise of the warrants sold as part of the units in our Initial Public Offering under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our reasonable best efforts to file, and within 60 business days after the closing of our initial business combination, to have declared effective, a registration statement relating to the Class A Common Stock issuable upon exercise of such warrants, and to maintain a current prospectus relating to such shares of Class A Common Stock until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration or qualification is available. Notwithstanding the above, if our Class A Common Stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A Common Stock included in the units. We may not redeem the warrants when a holder may not exercise such warrants.

The grant of registration rights to our Sponsor in respect of its founder shares and private placement shares and the grant of registration rights to holders of other securities, and the future exercise of such rights, may adversely affect the market price of our Class A Common Stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our Sponsor and its permitted transferees can demand that we register their founder shares at the time of our initial business combination. In addition, our Sponsor and its permitted transferees can demand that we register their private placement shares and private placement warrants (and shares underlying such constituent securities), and holders of warrants that issued upon conversion of working capital loan may demand that we register such warrants or the Class A Common Stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock.

As a result of our status as a special purpose acquisition company (“SPAC”), regulatory obligations may impact us differently than other publicly traded companies.

We became a publicly traded company by completing the Purchase as a special purpose acquisition company (a “SPAC”). As a result of the Purchase, and the transactions contemplated thereby, our regulatory obligations have, and may continue to impact us differently than other publicly traded companies. For instance, the SEC and other regulatory agencies may issue additional guidance or apply further regulatory scrutiny to companies like us that have completed a business combination with a SPAC. Managing this regulatory environment, which has and may continue to evolve, could divert management’s attention from the operation of our business, negatively impact our ability to raise capital when needed, or have an adverse effect on the price of our Class A Common Stock.

We may redeem your public warrants prior to their exercise at a time that is disadvantageous to you, thereby making such warrants worthless.

We may redeem your public warrants prior to their exercise at a time that is disadvantageous to you, thereby making such warrants worthless. We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of the shares of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which a notice of redemption is sent to the warrantholders. Please note that the closing price of our Class A Common Stock has not exceeded $18.00 per share for any of the 30 trading days prior to the date of this report. We will not redeem the warrants as described above unless a registration statement under the Securities Act covering the shares of the Class A Common Stock issuable upon exercise of such warrants is effective and a current prospectus relating to shares of the Class A Common Stock is available throughout the 30-day redemption period. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force you (i) to exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your public warrants s at the then-current market price when you might otherwise wish to hold your public warrants, or (iii) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your public warrants.

The value received upon exercise of the public warrants (1) may be less than the value the holders would have received if they had exercised their public warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the public warrants. The fair value of the public warrants that may be retained by redeeming shareholders is $1.1 million based on recent trading prices, and 8,625,000 public warrants held by public shareholders.

We may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of the public warrants could be increased, the exercise period could be shortened and the number of shares of our Class A Common Stock purchasable upon exercise of a warrant could be decreased, all without a holder’s approval.

Our public warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder (i) to cure any ambiguity or to correct any mistake, including to conform the provisions therein to the descriptions of the terms of the warrants, or to cure, correct or supplement any defective provision, or (ii) to add or change any other provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants. The warrant agreement requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A Common Stock purchasable upon exercise of a warrant.

Purchases made pursuant to the Common Stock Purchase Agreement will be made at a discount to the volume weighted average price of Class A Common Stock, which may result in negative pressure on the stock price following the Closing of the Purchase.

On October 17, 2022, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the Common Stock Purchase Agreement, we have the right, but not the obligation to require White Lion to purchase, from time to time, up to $150,000,000 in aggregate gross purchase price of newly issued shares of our Class A Common Stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. On March 7, 2024, the Company entered into an Amendment No. 1 to Common Stock Purchase Agreement (the “White Lion Amendment”) with White Lion. Pursuant to the White Lion Amendment, the Company and White Lion agreed to a fixed number of Commitment Shares equal to 440,000 shares of Common Stock to be issued to White Lion in consideration for commitments of White Lion under the Common Stock Purchase Agreement, which the Company agreed to include all of the Commitment Shares on the initial registration statement filed by the Company related to the Common Stock Purchase Agreement.

We are obligated under the Common Stock Purchase Agreement and the White Lion RRA to file a registration statement with the SEC to register the Class A Common Stock under the Securities Act of 1933, as amended, for the resale by White Lion of shares of Class A Common Stock that we may issue to White Lion under the Common Stock Purchase Agreement.

The purchase price to be paid by White Lion for any shares of Class A Common Stock will equal 96% of the lowest daily volume-weighted average price of Class A Common Stock during a period of two consecutive trading days following the applicable Notice Date.

Such purchases will dilute our stockholders and could adversely affect the prevailing market price of our Class A Common Stock and impair our ability to raise capital through future offerings of equity or equity-linked securities, although we intend to carefully control such purchases as to minimize the impact. Accordingly, the adverse market and price pressures resulting from the purchase and registration of Class A Common Stock pursuant to the Common Stock Purchase Agreement may continue for an extended period of time and continued negative pressure on the market price of our Class A Common Stock could have a material adverse effect on our ability to raise additional equity capital.

It is not possible to predict the actual number of shares of Class A Common Stock, if any, we will sell under the Common Stock Purchase Agreement to White Lion or the actual gross proceeds resulting from those sales.

We generally have the right to control the timing and amount of any sales of the Class A Common Stock to White under the Common Stock Purchase Agreement. Sales of Class A Common Stock, if any, to White Lion under the Common Stock Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to White Lion all, some or none of the Class A Common Stock that may be available for us to sell to White Lion pursuant to the Common Stock Purchase Agreement.

Because the purchase price per share of Class A Common Stock to be paid by White Lion will fluctuate based on the market prices of the Class A Common Stock at the time we elect to sell Class A Common Stock to White Lion pursuant to the Common Stock Purchase Agreement, if any, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of Class A Common Stock that we will sell to White Lion under the Common Stock Purchase Agreement, the purchase price per share that White Lion will pay for Class A Common Stock purchased from us under the Common Stock Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by White Lion under the Common Stock Purchase Agreement.

The number of shares of Class A Common Stock ultimately offered for sale by White Lion is dependent upon the number of shares of Class A Common Stock, if any, we ultimately elect to sell to White Lion under the Common Stock Purchase Agreement. However, even if we elect to sell Class A Common Stock to White Lion pursuant to the Common Stock Purchase Agreement, White Lion may resell all, some or none of such shares at any time or from time to time in its sole discretion and at different prices.

Because the purchase price per share to be paid by White Lion for the shares of Class A Common Stock that we may elect to sell to White Lion under the Common Stock Purchase Agreement, if any, will fluctuate based on the market prices of our common stock for each purchase made pursuant to the Common Stock, if any, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of Class A Common Stock that we will sell to White Lion under the Common Stock Purchase Agreement, the purchase price per share that While Lion will pay for shares purchased from us under the Common Stock Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by White Lion under the Purchase Agreement, if any.

The sale and issuance of Class A Common Stock to White Lion will cause dilution to our existing securityholders, and the resale of the Class A Common Stock acquired by White Lion, or the perception that such resales may occur, could cause the price of our Class A Common Stock to decrease.

The purchase price per share of Class A Common Stock to be paid by White Lion for the Class A Common Stock that we may elect to sell to White Lion under the Common Stock Purchase Agreement, if any, will fluctuate based on the market prices of our Class A Common Stock at the time we elect to sell Class A Common Stock to White Lion pursuant to the Common Stock Purchase Agreement. Depending on market liquidity at the time, resales of such Class A Common Stock by White Lion may cause the trading price of our Class A Common Stock to decrease.

If and when we elect to sell Class A Common Stock to White Lion, sales of newly issued Class A Common Stock by us to White Lion could result in substantial dilution to the interests of existing holders of our Class A Common Stock. Additionally, the sale of a substantial number of Class A Common Stock to White Lion, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We expect to grant equity awards to employees and directors under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may make or receive investments in companies, solutions or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional share capital may cause shareholders to experience significant dilution of their ownership interests and the per share value of our Class A Common Stock to decline.

Investors who buy shares at different times will likely pay different prices than White Lion.

Pursuant to the Common Stock Purchase Agreement, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold to White Lion. If and when we do elect to sell shares of our Class A Common Stock to White Lion pursuant to the Common Stock Purchase Agreement, after White Lion has acquired such shares, White Lion may resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares from White Lion in this offering at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from White Lion in this offering as a result of future sales made by us to White Lion at prices lower than the prices such investors paid for their shares in this offering.

Management will have broad discretion as to the use of the proceeds from the sale of shares to White Lion, and uses may not improve our financial condition or market value.

Because we have not designated the amount of net proceeds from the sale of shares of our Class A Common Stock to be used for any particular purpose, our management will have broad discretion as to the application of such net proceeds and could use them for purposes other than those contemplated hereby. Our management may use the net proceeds for corporate purposes that may not improve our financial condition or market value.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year of (i)  the fifth anniversary of the closing of our Initial Public Offering, or December 31, 2027, (ii) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to irrevocably opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of our financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our Class A Common Stock less attractive because we will rely on these exemptions. If some investors find our Class A Common Stock less attractive as a result, there may be less active trading market for our Class A Common Stock and our stock price may be more volatile.

The Second A&R Charter designates state courts within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

The Second A&R Charter provides that, unless we consent in writing to the selection of an alternative forum, (a) the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the company, (ii) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any current or former director, officer, employee or agent of the company to us or our stockholders, or a claim of aiding and abetting any such breach of fiduciary duty, (iii) any action asserting a claim against us or any of our directors, officers, employees or agents arising pursuant to any provision of the DGCL, the Second A&R Charter (as may be amended, restated, modified, supplemented or waived from time to time), (iv) any action to interpret, apply, enforce or determine the validity of the Second A&R Charter (as may be amended, restated, modified, supplemented or waived from time to time), (v) any action asserting a claim against us or any of our directors, officers, employees or agents that is governed by the internal affairs doctrine or (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

In addition, the Second A&R Charter provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and the rules and regulations promulgated thereunder. Notwithstanding the foregoing, the Second A&R Charter provides that the exclusive forum provision will not apply to claims seeking to enforce any liability or duty created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

The Second A&R Charter contains a waiver of the corporate opportunities doctrine for our directors and officers, and therefore such persons have no obligations to make opportunities available to us.

The “corporate opportunities” doctrine provides that directors and officers of a corporation, as part of their duty of loyalty to the corporation and its shareholders, generally have a fiduciary duty to disclose opportunities to the corporation that are related to its business and are prohibited from pursuing those opportunities unless the corporation determines that it is not going to pursue them. Our amended and restated certificate of incorporation waives the corporate opportunities doctrine. It states that, to the extent allowed by law, the doctrine of corporate opportunity, or any other analogous doctrine, shall not apply with respect to us or any of our officers or directors or any of their respective affiliates, in circumstances where the application of any such doctrine would conflict with any fiduciary duties or contractual obligations they may have as of the date of the amended and restated certificate of incorporation or in the future, and we renounce any expectancy that any of pir directors or officers will offer any such corporate opportunity of which he or she may become aware to us, except, the doctrine of corporate opportunity shall apply with respect to any of our directors or officers with respect to a corporate opportunity that was offered to such person solely in his or her capacity as a director or officer of the company and (i) such opportunity is one that we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (ii) the director or officer is permitted to refer that opportunity to us without violating any legal obligation.

Our directors and officers or their respective affiliates may pursue acquisition opportunities that may be complementary to our business and, as a result of the waiver described above, those acquisition opportunities may not be available to us. In addition, our directors and officers or their respective affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We are a holding company with no operations of our own, and we depend on our subsidiaries for cash to fund all of our operations, taxes and other expenses and any dividends that we may pay.

Our operations are conducted entirely through our subsidiaries. Our ability to generate cash to meet our debt and other obligations, to cover all applicable taxes payable and to declare and pay any dividends on our Class A Common Stock is dependent on the earnings and the receipt of funds through distributions from our subsidiaries. Our subsidiaries’ respective abilities to generate adequate cash depends on a number of factors, including development of reserves, successful acquisitions of complementary properties, advantageous drilling conditions, natural gas, oil prices, compliance with all applicable laws and regulations and other factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have only begun to conduct comprehensive risk assessments, establish an incident response plan, and engage with external cybersecurity consultants for assessments or services. As of the date of this report, we have adopted an incident response plan which governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our Board of Directors. Our Vice President of Finance and Administration has been designated as the lead for implanting our incident response plan. In addition, in 2024, we have acquired a cybersecurity insurance policy.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners.

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, our board of directors will oversee any cybersecurity risk management framework and a dedicated committee of our board of directors will review and approve any cybersecurity policies, strategies and risk management practices.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 3730 Kirby Drive, Suite 1200, Houston, Texas 77098. We recently leased a space at 10810 Old Katy Rd, Katy, TX 77494 just beyond the Houston city limits for our engineering and geological center. The cost for the two spaces combined are approximately $3,000 per month. We consider our current office space adequate for our current operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Class A Common Stock and public warrants are currently listed on the NYSE American under the symbol “HNRA” and “HNRAW”, respectively. On April 23, 2024, the closing sale price of our Class A Common Stock was $2.64 per share.

(b) Holders

As of April 1, 2024, there were approximately 39 holders of record of our Class A Common Stock and there were 2 holders of record of our Class B Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our shares of Class A Common Stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

(c) Dividends

Our Board of Directors has not adopted a formal dividend policy for a recurring fixed dividend payment to shareholders. We have not paid any cash dividends on our Class A Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends in the future will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans in Item 11 of Part III of this report is incorporated herein by reference.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In October 2023, we issued 875,000 warrants to a third-party having terms substantially similar to the private placement warrants in connection with the receipt of $875,000 in cash and the issuance of a promissory note.

In October 2023, we issued 100,000 warrants to a third-party having terms substantially similar to the private placement warrants in connection with the receipt of $100,000 in cash and the issuance of a promissory note.

In October 2023, we issued 500,000 warrants to a third-party having terms substantially similar to the private placement warrants in connection with the receipt of $500,000 in cash and the issuance of a promissory note.

In October 2023, we issued 50,000 warrants to a third-party having terms substantially similar to the private placement warrants in connection with the receipt of $50,000 in cash and the issuance of a promissory note.

In October 2023, we issued 50,000 warrants to a third-party having terms substantially similar to the private placement warrants in connection with the receipt of $50,000 in cash and the issuance of a promissory note.

In October 2023, we issued 125,000 warrants to a third-party having terms substantially similar to the private placement warrants in connection with the receipt of $125,000 in cash and the issuance of a promissory note.

In October 2023, we issued 50,000 warrants to a third-party having terms substantially similar to the private placement warrants in connection with the receipt of $50,000 in cash and the issuance of a promissory note.

In November 2023, we issued 600,000 warrants to a third-party having terms substantially similar to the private placement warrants in connection with the receipt of $600,000 in cash and the issuance of a promissory note.

In November 2023, we issued 500,000 warrants to a third-party having terms substantially similar to the private placement warrants in connection with the receipt of $500,000 in cash and the issuance of a promissory note.

In November 2023, we issued 250,000 warrants to a third-party having terms substantially similar to the private placement warrants in connection with the receipt of $250,000 in cash and the issuance of a promissory note.

In November 2023, we issued 50,000 warrants to a third-party having terms substantially similar to the private placement warrants in connection with the receipt of $50,000 in cash and the issuance of a promissory note.

In November 2023, we issued 200,000 warrants to a third-party having terms substantially similar to the private placement warrants in connection with the receipt of $200,000 in cash and the issuance of a promissory note.

In November 2023, we issued 250,000 warrants to a third-party having terms substantially similar to the private placement warrants in connection with the receipt of $250,000 in cash and the issuance of a promissory note.

In November 2023, we entered agreements with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Meteora”), pursuant to which Meteora agreed to reverse the redemption of up to the lesser of (i) 600,000 shares of Class A Common Stock, and (ii) such number of shares of Class A Common Stock such that the number of shares beneficially owned by Meteora and its affiliates and any other persons whose beneficial ownership of Class A Common Stock would be aggregated with those of Meteora for purposes of Section 13(d) of the Exchange Act, does not exceed 9.99% of the total number of issued and outstanding shares of Class A Common Stock. In addition, Meteora agreed to subscribe for and purchase, and we agreed to issue and sell to Meteroa, on the Closing Date, shares of Class A Common Stock, less the number of shares of Class A Common Stock purchased by Meteora separately from third parties through a broker in the open market.

On November 13, 2023, we entered into exchange agreements (“Exchange Agreements”) with certain holders (the “Noteholders”) of promissory notes issued by us for working capital purposes which accrued interest at a rate of 15% per annum (the “Notes”). Pursuant to the Exchange Agreements, we agreed to exchange, in consideration of the surrender and termination of the Notes in an aggregate principal amount (including interest accrued thereon) of $2,257,771, for 451,563 shares of Class A Common Stock at a price per share equal to $5.00 per share.

In connection with a Referral Fee and Consulting Agreement (the “Consulting Agreement”) by and between us and Alexandria VMA Capital, LLC, an entity controlled by Dante Caravaggio, our Chief Executive Officer, President, and member of our Board of Directors (“Consultant”), we issued 89,000 shares of Class A Common Stock to Consultant in connection with the closing of the Purchase as consideration for services rendered.

In connection with the Closing of the Purchase, we issued to two employees 10,000 shares of Class A Common Stock each.

Upon the Closing of the Purchase, we issued 2,000,000 shares of Class B Common Stock, 2,000,000 OpCo Class B Units, and 1,500,000 OpCo Preferred Units to Seller as consideration for the Purchase. In addition, we issued to the Seller 10,000 shares of Class A Common Stock as consideration for the Option Agreement.

In March 2024, we issued 50,000 warrants to a third-party having terms substantially similar to the private placement warrants in connection with the receipt of $50,000 in cash and the issuance of a promissory note.

In March 2024, we issued 100,000 warrants to a third-party having terms substantially similar to the private placement warrants in connection with the receipt of $100,000 in cash and the issuance of a promissory note.

In March 2024, we issued 50,000 warrants to a third-party having terms substantially similar to the private placement warrants in connection with the receipt of $50,000 in cash and the issuance of a promissory note.

In April 2024, we issued 100,000 warrants to an officer of the Company having terms substantially similar to the private placement warrants in connection with the receipt of $100,000 in cash and the issuance of a promissory note.

In March 2024, we issued 40,000 RSUs to a director for services. The RSUs vest 1/3 on November 15, 2024, 1/3 on November 15, 2025, and 1/3 on November 15, 2026. We also issued 37,500 RSUs to such director that vest on November 15, 2024.

In March 2024, we issued 37,000 RSUs to a director for services. The RSUs vest 1/3 on November 15, 2024, 1/3 on November 15, 2025, and 1/3 on November 15, 2026. We also issued 37,500 RSUs to such director that vest on November 15, 2024.

In March 2024, we issued 35,000 RSUs to a director for services. The RSUs vest 1/3 on November 15, 2024, 1/3 on November 15, 2025, and 1/3 on November 15, 2026. We also issued 37,500 RSUs to such director that vest on November 15, 2024.

In March 2024, we issued 50,000 RSUs to our Chief Executive Officer for services. The RSUs vest 1/3 on November 15, 2024, 1/3 on November 15, 2025, and 1/3 on November 15, 2026.

In March 2024, we issued 50,000 RSUs to our Chief Financial Officer for services. The RSUs vest 1/3 on November 15, 2024, 1/3 on November 15, 2025, and 1/3 on November 15, 2026.

In March 2024, we issued 50,000 RSUs to our General Counsel for services. The RSUs vest 1/3 on November 15, 2024, 1/3 on November 15, 2025, and 1/3 on November 15, 2026.

In March 2024, we issued 40,000 RSUs to an officer for services. The RSUs vest 1/3 on November 15, 2024, 1/3 on November 15, 2025, and 1/3 on November 15, 2026.

In March 2024, we issued 35,000 RSUs to an officer for services. The RSUs vest 1/3 on November 15, 2024, 1/3 on November 15, 2025, and 1/3 on November 15, 2026.

In March 2024, we issued 35,000 RSUs to a former officer for services. The RSUs vested on issuance.

In March 2024, we issued 60,000 RSUs to a consultant for services. The RSUs vest on November 15, 2024.

In March 2024, we issued 30,000 RSUs to a consultant for services. The RSUs vest on November 15, 2024.

All issuances described above were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act, Section 3(a)(9) of the Securities Act, and/or Regulation D promulgated thereunder.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties – See “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS”.

Overview

We are an independent oil and natural gas company based in Texas and formed in 2017 that is focused on the acquisition, development, exploration, production and divestiture of oil and natural gas properties in the Permian Basin. The Permian Basin is located in west Texas and southeastern New Mexico and is characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. Pogo’s properties are in the Grayburg-Jackson Field in Eddy County, New Mexico, which is a sub-area of the Permian Basin. Pogo focuses primarily on production through waterflooding recovery methods.

Pogo is a limited liability company and is not subject to federal and state income taxes. However, it must file informational tax returns and all taxable income or loss flows through to the owners in their individual tax returns.

The Company’s assets as mentioned above consist of contiguous leasehold positions of approximately 13,700 gross (13,700 net) acres with an average working interest of 100%. We operate 100% of the net acreage across the Company’s assets, all of which is net operated acreage of vertical wells with average depths of approximately 3,810 feet.

Our average daily production for the year ended December 31, 2023, was 1,022 barrel of oil equivalent (“BOE”) per day, and for the year ended December 31, 2022, was 1,296 BOE per day. The decrease in production is due to an increase in well downtime and the conveyance of the 10% Override royalty interest to Pogo Royalty.

Impact of Coronavirus (“COVID-19”)

The COVID-19 pandemic resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and created significant volatility, uncertainty and turmoil in the oil and gas industry. The decrease in demand for oil, combined with pressures on the global supply-demand balance for oil and related products, resulted in oil prices declining significantly in late February 2020. Since mid-2020, oil prices have improved, with demand steadily increasing despite the uncertainties surrounding the COVID-19 variants, which have continued to inhibit a full global demand recovery. In addition, worldwide oil inventories are, from a historical perspective, very low and supply increases from the Organization of the Petroleum Exporting Countries (“OPEC”), Russia and other oil producing nations are not expected to be sufficient to meet forecasted oil demand growth in 2023, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their lack of capital investments over the past few years in developing incremental oil supplies.

Global oil price levels will ultimately depend on various factors and consequences beyond the Company’s control, such as: (i) the effectiveness of responses to combat the COVID-19 virus and their impact on domestic and worldwide demand, (ii) the ability of OPEC, Russia and other oil producing nations to manage the global oil supply, (iii) the timing and supply impact of any Iranian sanction relief on Iran’s ability to export oil, (iv) additional actions by businesses and governments in response to the pandemic, (v) the global supply chain constraints associated with manufacturing delays, and (vi) political stability of oil consuming countries.

We continue to assess the impact of the COVID-19 pandemic on our company and may modify our response as the impact of COVID-19 continues to evolve.

Certain prior year financial statements are not comparable to our current year financial statements due to the adoption of fresh start accounting as a result of the Acquisition. References to “Successor” relate to the financial position and results of operations of HNR Acquisition Corp subsequent to November 15, 2023. References to “Predecessor” relate to the financial position and results of operations of HNR Acquisition Corp prior to, and including, November 14, 2023.

Selected Factors That Affect Our Operating Results

Our revenues, cash flows from operations and future growth depend substantially upon:

●	the timing and success of production and development activities;

●	the prices for oil and natural gas;

●	the quantity of oil and natural gas production from our wells;

●	changes in the fair value of the derivative instruments we use to reduce our exposure to fluctuations in the price of oil and natural gas;

●	our ability to continue to identify and acquire high-quality acreage and development opportunities; and

●	the level of our operating expenses.

In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage discussed above subjects our operating results to factors specific to these regions. These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, as well as infrastructure limitations, transportation capacity, regulatory matters and other factors that may specifically affect one or more of these regions.

The price at which our oil and natural gas production are sold typically reflects either a premium or discount to the New York Mercantile Exchange (“NYMEX”) benchmark price. Thus, our operating results are also affected by changes in the oil price differentials between the applicable benchmark and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the years ended December 31, 2023 and 2022, was $(4.95) and $0.88 per barrel, respectively. Our natural gas price differential during the years ended December 31, 2023 and 2022, was $(0.06) and $(2.13) per one thousand cubic feet (“Mcf”), respectively. Fluctuations in our price differentials and realizations are due to several factors such as gathering and transportation costs, takeaway capacity relative to production levels, regional storage capacity, gain/loss on derivative contracts and seasonal refinery maintenance temporarily depressing demand.

Market Conditions

The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. Because our oil and gas revenues are heavily weighted toward oil, we are more significantly impacted by changes in oil prices than by changes in the price of natural gas. World-wide supply in terms of output, especially production from properties within the United States, the production quota set by OPEC, and the strength of the U.S. dollar can adversely impact oil prices.

Historically, commodity prices have been volatile, and we expect the volatility to continue in the future. Factors impacting the future oil supply balance are world-wide demand for oil, as well as the growth in domestic oil production.

Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2023, and 2022.

	For the years ended December 31,
	2023	2022
Average NYMEX Prices (1)
Oil (per Bbl)	$77.64	$94.79
Natural gas (per Mcf)	$2.54	$6.42

(1)	Based on average NYMEX closing prices.

For the year ended December 31, 2023, the average NYMEX oil pricing was $77.64 per barrel of oil or 18% lower than the average NYMEX price per barrel for the year ended December 31, 2022. Our settled derivatives decreased our realized oil price per barrel by $3.63 and $17.58 in the years ended December 31, 2023, and 2022, respectively. Our average realized oil price per barrel after reflecting settled derivatives and location differentials was $69.06 for the year ended December 31, 2023 compared to $78.09 for the year ended December 31, 2022.

The average NYMEX natural gas pricing for the year ended December 31, 2023, was $2.54 per Mcf, or 60% lower than the average NYMEX price per Mcf for the year ended December 31, 2022.

Pogo Royalty Overriding Royalty Interest Transaction

Effective July 1, 2023, the Predecessor transferred to Pogo Royalty, a related party, an assigned and undivided overriding royalty interest (“ORRI”) equal in amount to ten percent (10%) of Pogo Resources, LLC’s and LH Operating, LLC’s interest all oil, gas and minerals in, under and produced from each lease. The consideration received for the 10% ORRI was $10. Thus, a loss of $816,011 was recorded as a result of the conveyance during the period from January 1, 2023 to November 14, 2023 of the Predecessor. Additionally, because of this transaction, our reserve balance was decreased as well our current net production volumes and revenues. Additional details are discussed in Note 1 and Note 12 of notes to the consolidated financial statements.

Results of Operations

For the year ended December 31, 2023, 97% and 3% of sales volumes from the assets were attributable to crude and natural gas, respectively. As of December 31, 2023, the company was continuing development of the Seven River waterflood interval. Further, as of December 31, 2023, the Company owned an interest in approximately 341 gross (341 net) producing wells.

The following table sets forth selected operating data for the periods indicated. Average sales prices are derived from accrued accounting data for the relevant period indicated.

	Successor	Predecessor
	November 15, 2023 to December 31, 2023	January 1, 2023 to November 14, 2023	Year Ended December 31, 2022

Revenues
Crude oil	$2,513,197	$22,856,521	$37,982,367
Natural gas and natural gas liquids	70,918	809,553	1,959,411
Gain (loss) on derivative instruments, net	340,808	51,957	(4,793,790)
Other revenue	50,738	520,451	255,952
Total revenues	2,975,661	24,238,482	35,403,940

Average sales prices:
Oil (per Bbl)	$65.11	$73.58	$95.66
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	(2.66)	0.17	(17.58)
Oil net of settled oil derivatives (per Bbl)	62.45	73.75	78.09

Natural gas (per Mcf)	2.41	2.48	4.29

Realized price on a BOE basis excluding settled commodity derivatives	59.40	64.84	84.41
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	(2.36)	(3.19)	(14.75)
Realized price on a BOE basis including settled commodity derivatives	$57.04	$61.66	$69.66

Expenses
Production taxes, transportation and processing	226,062	2,117,800	3,484,477
Lease operating	1,453,367	8,692,752	8,418,739
Depletion, depreciation and amortization	352,127	1,497,749	1,613,402
Accretion of asset retirement obligations	11,062	848,040	1,575,296
General and administrative	3,553,117	3,700,267	2,953,202
Acquisition costs	9,999,860	-	-
Total expenses	15,595,595	16,856,608	18,045,116

Costs and expenses (per BOE):
Production taxes, transportation, and processing	$5.20	$5.80	$7.36
Lease operating expenses	33.41	23.82	17.79
Depreciation, depletion, and amortization expense	8.09	4.10	3.41
Accretion of asset retirement obligations	0.25	2.32	3.33
General and administrative	81.67	10.14	6.24

Net producing wells at period-end	341	341	342

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes. On a combined Successor and Predecessor basis, for the year ended December 31, 2023, our oil and natural gas sales decreased 34% from the year ended December 31, 2022, driven by a 24% decrease in realized prices, excluding the effect of settled commodity derivatives, and an 21% decrease in production volumes. The lower average price in the combined year ended December 31, 2023 compared to 2022, was driven by lower average NYMEX oil and natural gas prices. Realized production from oil and gas properties decreased due to an increase in well downtime   and due to the July 1, 2023 conveyance of the 10% overriding royalty interest to Pogo Royalty.

Production for the comparable periods is set forth in the following table:

	For the year ended December 31,
	2023	2022
Production:
Oil (MBbl)	349	397
Natural gas (MMcf)	355	457
Total (MBOE)(1)	373	473

Average daily production:
Oil (Bbl)	957	1,088
Natural gas (Mcf)	974	1,252
Total (BOE)(1)	1,022	1,296

(1)	Natural gas is converted to BOE at the rate of one-barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Contracts

We enter into commodity derivatives instruments to manage the price risk attributable to future oil production.

We recorded a gain on derivative contracts of $392,675 on a combined Successor and Predecessor basis for the year ended December 31, 2023 compared to a loss of $4,793,790 for the year ended December 31, 2022 (Predecessor). Lower commodity prices in 2023, resulted in realized losses of $1,266,277 on a combined Successor and Predecessor basis for the year ended December 31, 2023 compared to realized losses of $6,978,790 for the year ended December 31, 2022. On a combined Successor and Predecessor basis for the year ended December 31, 2023, our average realized oil price per barrel after reflecting settled derivatives was $73.82, compared to $78.09 the year ended December 31, 2022 (Predecessor).

As of December 31, 2023, we ended the period with a $467,687 net derivative asset compared to $1,191,354 as of December 31, 2022.

Other Revenue

Other revenue was $571,189 on a combined Successor and Predecessor basis for the year ended December 31, 2023, compared to $255,952 for the year ended December 31, 2022 (Predecessor). The increase is due to a full period related to a new contract that the Predecessor entered into to provide water services to a third-party effective September 1, 2022.

Lease Operating Expenses

Lease operating expenses were $10,146,119 on a combined Successor and Predecessor basis for the year ended December 31, 2023, compared to $8,418,739 for the year ended December 31, 2022. On a per unit basis, production expenses increased 53% from $17.79 per BOE for the combined Successor and Predecessor year ended December 31, 2023, to $27.20 per BOE for the combined Successor and Predecessor year ended December 31, 2023, due to increases in proactive maintenance activities, higher labor costs, and increased oil field service and supplies costs. Additionally, because of the conveyance of the 10% ORRI in July 2023, the net production volumes decreased, which increases the “per BOE” amounts.

Production Taxes, Transportation and Processing

We pay production taxes, transportation and processing costs based on realized oil and natural gas sales. Production taxes, transportation and processing costs were $2,343,862 on a combined Successor and Predecessor basis for the year ended December 31, 2023, compared to $3,484,477 for the year ended December 31, 2022. As a percentage of oil and natural gas sales, these costs were 9% in both periods. Production taxes, transportation, and processing as a percent of total oil and natural gas sales are consistent with historical trends.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $1,849,876 on a combined Successor and Predecessor basis for the year ended December 31, 2023, compared to $1,613,402 for the year ended December 31, 2022. DD&A was $4.53 per BOE on a combined Successor and Predecessor basis for the year ended December 31, 2023, compared to $3.41 per BOE for the year ended December 31, 2022. The aggregate increase in DD&A expense for the year ended December 31, 2023 compared to 2022 was driven by a 33% increase in the DD&A rate per BOE, partially offset by a 21% decrease in production levels. The increase in the DD&A rate per BOE was driven by the increase in the oil and gas properties balance due to the development of the Seven Rivers waterflood interval and the decrease in the reserves balance due to the conveyance of the 10% overriding royalty interest to Pogo Royalty.

Accretion of Asset Retirement Obligations

Accretion expense was $859,102 on a combined Successor and Predecessor basis for the year ended December 31, 2023, compared to $1,575,296 for the year ended December 31, 2022. Accretion expense was $2.32 per BOE for the on a combined Successor and Predecessor basis for the year ended December 31, 2023, compared to $3.33 per BOE for the year ended December 31, 2022. The aggregate decrease in accretion expense for the fiscal year ended December 31, 2023 compared to 2022 was driven by changes in certain assumptions, specifically the inflation factor and discount rate as a result of the acquisition date where we revised our estimates as part of its fair value estimates for the acquired business.

General and Administrative

General and administrative expenses were $7,253,384 on a combined Successor and Predecessor basis for the year ended December 31, 2023, compared to $2,953,202 for the year ended December 31, 2022. The increase for general and administrative expenses is primarily due to increased cost of outsourced legal, professional, and accounting services as a result of the transaction disclosed in Note 1 in the notes to the consolidated financial statements and the costs of being a public company. The general and administrative expense total of $3,553,117 for the period from November 15, 2023 to December 31, 2023 for the Successor includes $1,500,000 from the 138,122 shares of Class A common stock issued to White Lion for the commitment fee on the Common Stock Purchase Agreement, $910,565 in stock-based compensation to certain Founders under the Founder Pledge Agreement, and $135,400 in other stock-based compensation.

Acquisition costs

Acquisition costs were $9,999,860 during the Successor period from November 15, 2023 to December 31, 2023, and included an aggregate of $7,854,660 in costs related to the Forward Purchase Agreement and the Non-Redemption Agreements, due diligence and broker fees related to closing the Purchase.

Interest Expense and amortization of debt discount

Interest expense was $1,043,312 for the period from November 15, 2023 to December 31, 2023 (Successor), $1,834,208 for the period from January 1, 2023 to November 14, 2023 (Predecessor), compared to $1,076,060 for the year ended December 31, 2022. The Successor period interest expense is driven by the Senior Secured Term loan entered into as part of the Closing, and the Private Notes Payable. The increase in the Predecessor period from January 1, 2023 to November 15, 2023 compared to the year ended December 31, 2022 was primarily due to an increase in the average amount of the Predecessor’ revolving credit facility outstanding and an increase in the weighted average interest rate. The revolving credit facility was not assumed in the Acquisition.

Amortization of debt discount was $1,191,553 period from November 15, 2023 to December 31, 2023 (Successor), and attributable to deferred finance costs paid on the Senior Secured Term Loan, and discounts associated with the Private Notes Payable during 2023.

Change in fair value of forward purchase agreement

The change in fair value of forward purchase agreement consisted of a gain of $3,268,581 for the period from November 15, 2023 to December 31, 2023 for the Successor related to the inputs used in the Company’s fair value estimate of the FPA Put Option. The key inputs to the fair value estimate include the Company’s stock price, which declined during the Successor period, and the likelihood, timing and price of a potential dilutive offering.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities consisted of a gain of $187,704 for the period from November 15, 2023 to December 31, 2023 for the Successor related to fluctuations in the trading price of the Company’s warrants, a portion of which are accounted for as liabilities due to the redemption provisions in those issued to Private Note holders.

Loss on asset sales

Loss on asset sales was $816,011 on a combined Successor and Predecessor basis for the year ended December 31, 2023, compared to $0 for the year ended December 31, 2022. The increase was due to the loss that was recognized as a result of the conveyance of the 10% overriding royalty interest to Pogo Royalty in July 2023.

Liquidity and Capital Resources

Liquidity

Our main sources of liquidity have been internally generated cash flows from operations and credit facility borrowings. Our primary use of capital has been for the development of oil and gas properties and the return of initial invested capital to our owners. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.

As of December 31, 2023, we had outstanding debt of $27,680,703 under our Senior Secured Term Loan, $15,000,000 under the Seller Promissory Note, and $3,469,500 of outstanding private notes payable. A total of $7,627,102 of this is due within one year. As of December 31, 2023, we had $3,505,454 of cash and cash equivalents on hand, of which $2,600,000 is in an escrow account pursuant to the requirements of the Senior Secured Term Loan. At December 31, 2023, we had $3,505,454 in cash and a working capital deficit of $13,300,601. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company had positive cash flow from operations of $8,675,037 for the year ended December 31, 2023 on a pro forma basis of the combined Successor and Predecessor periods. Additionally, management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A common stock through. We have a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund our operations and production growth, and be used to reduce liabilities, subject the Company’s Form S-1 Registration Statement, which is in the review process, being declared effective by the Securities and Exchange Commission (“SEC”). However, we may seek additional access to capital and liquidity. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline from expected levels.

Cash Flows

Sources and uses of cash for the years ended December 31, 2023, and 2022, are as follows:

	Successor	Predecessor
	November 15, 2023 to December 31, 2023	January 1, 2023 to November 14, 2023	Year Ended December 31, 2022

Net cash provided by operating activities	$484,474	$8,190,563	$18,651,132
Net cash (used in) provided by investing activities	18,296,176	(6,960,555)	(20,700,859)
Net cash (used in) provided by financing activities	(17,866,128)	(3,000,000)	3,000,000
Net change in cash and cash equivalents	$914,522	$(1,883,607)	$950,273

Operating Activities

The decrease in net cash flow provided by operating activities on a combined Successor and Predecessor basis for the year ended December 31, 2023, as compared to 2022 is primarily due to decreased net income as a result of decreased prices and production volumes, and higher general and administrative and acquisition costs associated with public filings and the closing of the Acquisition.

Investing Activities

Net cash provided by investing activities in the Successor period was primarily due to Trust Account withdrawals associated with the Closing in November 2023 of $49,362,479, partially offset by the cash paid to the Sellers of Pogo of $30,827,804 at the Closing, net of cash acquired. Cash flows used in investing activities in the Predecessor period ending November 14, 2023 consisted of $6,769,557 of cash paid for oil and gas property costs, which was a decrease from $16,891,856 in the year ended December 31, 2022, primarily due to significant expenditures in the previous year to upgrade certain wells and meet compliance requirements.

Financing Activities

Net cash used by financing activities during the Successor period were primarily related to the redemptions of common stock of Public Shares at Closing of $44,737,839, partially offset by the net proceeds from the Senior Secured Term Loan of $27,191,008.

Off Balance Sheet Arrangements

As of December 31, 2023 and 2022, the Company did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (“SEC”).

Contractual Obligations

We have contractual commitments under our Senior Secured Term Loan, the Seller Promissory Note and the Private Notes Payable which include periodic interest payments. See Note 5 to our interim condensed consolidated unaudited financial statements. We have contractual commitments that may require us to make payments upon future settlement of our commodity derivative contracts. See Note 4 to our interim condensed consolidated unaudited financial statements.

Our other liabilities represent current and noncurrent other liabilities that are primarily comprised of environmental contingencies, asset retirement obligations and other obligations for which neither the ultimate settlement amounts nor their timings can be precisely determined in advance.

Critical Accounting Estimates

The following is a discussion of our most critical accounting estimates, judgements and uncertainties that are inherent in the Company’s application of GAAP.

Successful Efforts Method of Accounting

We utilize the successful efforts method of accounting for crude oil and gas producing activities as opposed to the alternate acceptable full cost method. In general, we believe that net assets and net income are more conservatively measured under the successful efforts method of accounting for crude oil and gas producing activities than under the full cost method, particularly during periods of active exploration. The critical difference between the successful efforts method of accounting and the full cost method is that under the successful efforts method, exploratory dry holes and geological and geophysical exploration costs are charged against earnings during the periods in which they occur; whereas, under the full cost method of accounting, such costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the earnings of future periods as a component of depletion expense.

Proved Reserve Estimates

Estimates of our proved reserves included in this report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a proved reserve estimate is a function of:

●	the quality and quantity of available data;

●	the interpretation of that data;

●	the accuracy of various mandated economic assumptions; and

●	the judgment of the persons preparing the estimate.

Our proved reserve information included in this filing as of December 31, 2023 and 2022, was prepared by independent petroleum engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify, positively or negatively, material revisions to the estimate of proved reserves.

It should not be assumed that the standardized measure included as of December 31, 2023, is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the 2023 standardized measure on a twelve-month average of commodity prices on the first day of each month in 2023 and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See Note 12 of notes to the consolidated financial statements for additional information.

Our estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, the rate at which we records depletion expense will increase, reducing future net income. Such a decline may result from lower commodity prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of our assessment of our proved properties for impairment.

Impairment of Proved Oil and Gas Properties

We review our proved properties to be held and used whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Management assesses whether or not an impairment provision is necessary based upon estimated future recoverable proved reserves, commodity price outlooks, production and capital costs expected to be incurred to recover the reserves, discount rates commensurate with the nature of the properties and net cash flows that may be generated by the properties. Proved oil and gas properties are reviewed for impairment at the level at which depletion of proved properties is calculated. See Note 2 of notes to the consolidated financial statements.

Asset Retirement Obligations

We have significant obligations to remove tangible equipment and facilities and to restore the land at the end of crude oil and natural gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, credit-adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligations, a corresponding adjustment is generally made to the crude oil and natural gas property or other property and equipment balance. See Note 5 of notes to the consolidated financial statements.

Litigation and Environmental Contingencies

We make judgments and estimates in recording liabilities for ongoing litigation and environmental remediation. Actual costs can vary from such estimates for a variety of reasons. The costs to settle litigation can vary from estimates based on differing interpretations of laws and opinions and assessments on the amount of damages. Similarly, environmental remediation liabilities are subject to change because of changes in laws and regulations, developing information relating to the extent and nature of site contamination and improvements in technology. A liability is recorded for these types of contingencies if we determine the loss to be both probable and reasonably estimable. See Note 9 of notes to the consolidated financial statements.

Forward Purchase Agreement Valuation

The Company has determined that the FPA Put Option, including the Maturity Consideration, within the Forward Purchase Agreement is (i) a freestanding financial instrument and (ii) a liability (i.e., an in-substance written put option). This liability was recorded as a liability at fair value on the consolidated balance sheet as of the reporting date in accordance with ASC 480. The fair value of the liability was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over all simulated paths. The model also considered the likelihood of a dilutive offering of common stock.

Derivative Instruments

The Company uses derivative financial instruments to mitigate its exposure to commodity price risk associated with oil prices. The Company’s derivative financial instruments are recorded on the consolidated balance sheets as either an asset or a liability measured at fair value. The Company has elected not to apply hedge accounting for its existing derivative financial instruments, and as a result, the Company recognizes the change in derivative fair value between reporting periods currently in its consolidated statements of operations. The fair value of the Company’s derivative financial instruments is determined using industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Realized gains and losses from the settlement of derivative financial instruments and unrealized gains and unrealized losses from valuation changes in the remaining unsettled derivative financial instruments are reported in a single line item as a component of revenues in the consolidated statements of operations. Cash flows from derivative contract settlements are reflected in operating activities in the accompanying consolidated statements of cash flows. See Note 4 for additional information about the Company’s derivative instruments.

New Accounting Pronouncements

The effects of new accounting pronouncements are discussed in Note 2 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Controller (Principal Accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Controller (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon his evaluation, our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Controller (Principal Accounting Officer) concluded that, our disclosure controls and procedures were not effective related to the lack of sufficient accounting personnel to manage the Company’s financial accounting process, lack of segregation of duties, proper accounting for complex financial instruments and lack of design and implementation of controls related to oil and gas activities which combined constituted a material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the lack of sufficient accounting personnel to manage the Company’s financial accounting process, lack of segregation of duties, proper accounting for complex financial instruments and lack of design and implementation of controls related to oil and gas activities constituted a material weakness as defined in the SEC regulations.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023 due to the material weakness in our internal control over financial reporting described above.

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

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Board of Directors consists of five directors. Three of the five directors are independent. Our current directors and executive officers are as follows:

Name	Age	Title
Dante Caravaggio	67	Chief Executive Officer, President and Director
Mitchell B. Trotter	65	Chief Financial Officer and Director
David M. Smith	69	General Counsel and Secretary
Joseph V. Salvucci Sr	68	Director and Chairman
Joseph V. Salvucci Jr.	39	Director
Byron Blount	66	Director

Dante Caravaggio — Chief Executive Officer, President and Director. Mr. Caravaggio joined the company and has served as our Chief Executive Officer, President, and Director since December 2023. Since April 2021, Mr. Caravaggio has served as Chairman of SWI Excavating, one of the leading regional underground utility contractors in Colorado. From January 2020 to April 2022, Mr. Caravaggio served on the board of directors of McCarl’s Inc., a leading energy constructor in the northeast United States. Prior to joining McCarl’s Inc., Mr. Caravaggio was Senior Vice President, Hydrocarbons Americas for KBR (US) since January 2018. Prior to his role with KBR (US), Mr. Caravaggio held a number of roles as an executive and project manager with Parsons Corp. and Jacobs Engineering, overseeing upstream and downstream hydrocarbon projects. Mr. Caravaggio received his MBA at Pepperdine University in Malibu, California and his BS and MS in Petroleum Engineering at the University of Southern California.

Mr. Caravaggio is qualified to serve as CEO and as a member of our board of directors based on our review of his qualifications, attributes, and skills, including his oil and gas management experience and oil and gas acquisition experience.

Mitchell B. Trotter — Chief Financial Officer and Director. Mr. Trotter joined the company and has served as our Senior Vice President of Finance since October 2022 and became Chief Financial Officer and Director in November 2023. Mr. Trotter has 41 years of experience beginning his career in 1981 as an auditor with Coopers & Lybrand for seven years. He then served as CFO of two private investor backed private companies where the first was in real estate development and the latter in the engineering and construction industry. For the next 30 years, Mr. Trotter served in various CFO and Controller positions with three publicly traded companies in the engineering and construction services industry which were: Earth Tech to 2002; Jacobs Engineering to 2017; and AECOM to 2022. In those roles Mr. Trotter managed up to 400 plus staff across six continents supporting global operations with clients in multiple industries across private, semi-public and public sectors. Mr. Trotter earned his BS Accounting from Virginia Tech in 1981 and his MBA from Virginia Commonwealth University in 1994. He professional credentials are: Certified Public Accountant in Virginia; Certified Management Accountant; and Certified in Financial Management.

David M. Smith, Esq. — Vice President, General Counsel and Secretary of the Company.  Mr. Smith has served as our General Counsel and Secretary since November 2023.  Mr. Smith is a licensed attorney in Texas with over 40 years’ experience in the legal field of oil and gas exploration and production, manufacturing, purchase and sale agreements, exploration agreements, land and leaseholds, right of ways, pipelines, surface use, joint operating agreements, joint interest agreements, participation agreements and operations as well as transactional and litigation experience in oil and gas, real estate, bankruptcy and commercial industries. Mr. Smith purchased 142,500 HNRA shares as a founder. Mr. Smith has represented a number of companies in significant oil and gas transactions, mergers and acquisitions, intellectual property research and development and sales in the oil and gas drilling business sector. Mr. Smith began his career by serving in a land and legal capacity as Vice President of Land and, subsequently, as President of a public Canadian company until beginning his legal practice as a partner with several law firms and ultimately creating his own independent legal practice. Mr. Smith holds a degree in Finance from Texas A&M University, a Doctor of Jurisprudence from South Texas College of Law and is licensed before the Texas Supreme Court.

Joseph V. Salvucci, Sr. — Independent Director and Chairman of the Board. Joseph V. Salvucci, Sr. has served as a member of our board of directors since December 2021. JVS Alpha Property, LLC, an entity which the majority is beneficially owned by Mr. Salvucci, with the balance owned by his immediate family, purchased 940,000 HNRA shares as a founder. Mr. Salvucci acquired PEAK Technical Staffing USA (“PEAK”), peaktechnical.com in 1986 and has grown the business to be a premier provider of USA-based contract engineers and technical specialists, on assignment worldwide through a comprehensive, customer focused, enterprise-wide Managed Staffing Solution. During his 35-year tenure as owner of the company, PEAK has expanded from Pittsburgh to do business in all 50 States, Canada, Europe, South America, India, and the Philippines. He served 10 years on the board of directors culminating as President and Board Chairman of the National Technical Services Association, a trade association representing 300,000 contractors on assignment in the technical staffing industry that later merged with the American Staffing Association. He is an active member of the Young Presidents Organization (YPO GOLD), formerly known as the World Presidents Organization (WPO) and has served as a member of the WPO International Board, as well as chairman of East Central US (ECUS) Region and Pittsburgh chapters as Chairman of the Board. As a 1976 Civil Engineering graduate of the University of Pittsburgh, he was a member of the Triangle (Engineering) Fraternity and its Alumni Association. He earned the Triangle Fraternity Distinguished Alumnus Citation in 2011 and currently serves on the Board of Directors. After earning the rank of Eagle Scout in 1970, he has remained active with the Boy Scouts of America, having served as the founding Chairman of the Board of the Pittsburgh Chapter of the National Eagle Scout Association, earning the NOESA (National Outstanding Eagle Scout Award) and the Silver Beaver Award and is past VP of Development and a board member of the Laurel Highlands Council in Western Pennsylvania. He was awarded the Manifesting the Kingdom of God Award by the Catholic Diocese of Pittsburgh in 2011. He was awarded the “Big Mac Award” from the Ronald McDonald Charities. As well as earning his BS in Civil Engineering from the University of Pittsburgh in 1976 and attended Harvard Business School’s OPM 33, graduating in 2003.

Joseph V. Salvucci, Jr. — Independent Director. Joseph V. Salvucci, Jr. has served as a member of our board of directors since December 2021. Mr. Salvucci began his career with PEAK Technical Staffing USA in November 2010 and is currently serving as the Chief Executive Officer overseeing nine branches with several hundred employees, and managing strategic initiatives for the company, including Staff Training, Career Pathing, and Organic Growth. Mr. Salvucci Jr received his Executive MBA from the University of Pittsburgh. In addition to his responsibilities as President/COO of PEAK, Mr. Salvucci serves on the board of Temporary Services Insurance Limited, a Workers’ Compensation company serving staffing companies.

Byron Blount — Independent Director. Mr. Blount joined the board of directors and is the chair of the audit committee since November 2023. Mr. Blount has extensive experience in finance, investments, and acquisitions. He was Managing Director for the Blackstone Real Estate Group from 2011 to 2021 where he: had Primary Asset Management responsibilities for several industries and portfolio companies; oversaw the onboarding of acquisitions and establishment of Blackstone-affiliated portfolio companies; and had Primary Disposition responsibilities for several portfolios and companies across several industries. Mr. Blount was the LXR/Blackstone Executive Vice President from 2005 to 2010. His primary responsibilities involved: underwriting and acquisition of domestic and international property and mortgage loan portfolios; asset management; renovation and reconstruction projects, debt, and business model restructuring; and dispute resolution. He was a Principal of Colony Capital from 1993 to 2004 and was responsible for sourcing and structuring new investments, consummating transactions valued in excess of $5 billion. His Primary Acquisitions responsibilities included domestic and international acquisitions of real property, distressed mortgage debt, and real estate-related assets and entities. From 1987 to 1992, Mr. Blount was Vice President of WSGP which was formed to capitalize on the struggles of the US Savings and Loan industry and the FSLIC. He was responsible for structuring and managing/working out new investment opportunities, generally acquired from failed financial institutions. He graduated from University of Southern California in 1982 with a B.S. in Business Administration. Mr. Blount earned his MBA from University of Southern California’s Marshall School of Business in 1987 and is a member Beta Gamma Sigma (International Business Honor Society).

Family Relationships

There are no family relationships between any of our officers and directors, except that Mr. Joseph V. Salvucci, Sr. and Mr. Joseph V. Salvucci, Jr. are father and son, respectively.

Number and Terms of Office of Officers and Directors

Our board of directors has five directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The class I directors consist of Dante Caravaggio and Joseph V. Salvucci, Jr., and their term will expire at our first annual meeting of stockholders. The class II directors consist of Mitchell Trotter, Byron Blount, and Joseph V. Salvucci, Sr. and their term will expire at the second annual meeting of stockholders.

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

Director Independence

The NYSE American listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Of the current members of our board of directors, Messrs. Salvucci Sr., Salvucci Jr., and Byron Blount are each considered an “independent director” under the NYSE American listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

The standing committees of our Board of Directors consist of an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”), and a Nominating and Corporate Governance Committee (the “Nominating Committee”). The Audit Committee, Compensation Committee, and the Nominating Committee report to the Board of Directors.

Audit Committee

The members of our Audit Committee are Messrs. Blount and Salvucci Sr., and Mr. Blount serves as chairman of the Audit Committee. As a smaller reporting company under the NYSE American listing standards, we are required to have at least two members on the Audit Committee. The rules of the NYSE American and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each of Messrs. Salvucci Sr. and Blount qualifies as an independent director under applicable rules. Each member of the Audit Committee is financially literate and our board of directors has determined that Mr. Blount qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

The members of our Compensation Committee are Messrs. Salvucci Sr., Salvucci, Jr., and Blount. Mr. Salvucci, Jr. serves as chairman of the Compensation Committee. Under the NYSE American listing standards and applicable SEC rules, we are required to have at least two members on the Compensation Committee, all of whom must be independent.

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

Nominating and Corporate Governance Committee

The members of our Nominating Committee are Messrs. Blount, Salvucci Sr. and Salvucci Jr. Mr. Salvucci Jr. serves as chair of Nominating Committee.

The primary purposes of our Nominating Committee is to assist the board in:

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

The Nominating Committee is governed by a charter that complies with the rules of the NYSE American.

A copy of each of our Nominating Committee Charter, Compensation Committee Charter, and Audit Committee Charter are accessible at https://hnra-nyse.com/.

Director Nominations

Our Nominating Committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders).

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

Compensation Committee Interlocks and Insider Participation

None of our future executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. The Code of Ethics is available on our website accessible at https://hnra-nyse.com/. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Executive Officers

Our executive officers are:

Name	Position	Age
Dante Caravaggio	Chief Executive Officer	67
Mitchell B. Trotter	Chief Financial Officer	65
David M. Smith	General Counsel and Secretary	69

Biographical information for these individuals is set forth above.

Limitation on Liability and Indemnification of Officers and Directors

Our Second A&R Charter provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our Second A&R Charter provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner, except for a late Form 3 filings for: (i) Dante Caravaggio, (ii) Byron Blount, and (iii) Mitchell B. Trotter. As of the date of the filing of this annual report, all such Form 3s have been filed.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned during the years ended December 31, 2023 and 2022 by our principal executive officers and our other most highly compensated executive officers as of the end of December 31, 2023 (“NEOs”).

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation		Total
		($)	($)	($)	($)	($)	($)	($)		($)
Dante Caravaggio	2023	10,417	-	-	-	-	-	-		10,417
Chief Executive Officer and President	2022	-	-	-	-	-	-	-		-

Mitchell B. Trotter	2023	31,250	-	-	-	-	-	-		31,250
Chief Financial Officer	2022	-	-	-	-	-	-	-		-

David M. Smith	2023	31,250	-	-	-	-	-	-		31,250
General Counsel and Secretary	2022	-	-	-	-	-		-		-

Donald W. Orr(1)	2023	-	-	-	-	-	-	89,500	(4)	89,500
Former President	2022	-	-	-	-	-		52,500	(5)	52,500

Donald H. Goree(2)	2023	-	-	-	-	-	-	83,000	(6)	83,000
Former Chief Executive Officer and Chairman	2022	-	-	-	-	-	-	-		-

Diego Rojas(3)	2023	-	-	-	-	-	-	12,000	(7)	12,000
Former Chief Executive Officer	2022	-	-	-	-	-	-	-		-

(1)	Mr. Orr resigned on November 15, 2023, in connection with the Closing of the Purchase.
(2)	Mr. Goree resigned on November 15, 2023, in connection with the Closing of the Purchase.
(3)	Mr. Rojas resigned on December 17, 2023 to pursue other opportunities.
(4)	Mr. Orr earned other compensation of $64,500 for consulting services and an engagement fee of $25,000.
(5)	Mr. Orr earned other compensation of $52,500 for consulting services.
(6)	Mr. Goree earned other compensation of $33,000 for consulting services and an engagement fee of $50,000.
(7)	Mr. Rojas was paid in other compensation of $12,000 for separation pay.

Narrative Disclosures Regarding Compensation; Employment Agreements

None of our NEOs received any cash compensation prior to the Closing of the Purchase on November 15, 2023, other than the $10,000 per month, including the deferred payments, administrative fee for office space, utilities, secretarial and administrative services, and the reimbursement for out-of-pocket expenses paid to Rhône Merchant Resources Inc., and $5,000 per month paid to Donald W. Orr, no compensation or fees of any kind was paid to the Sponsor, or members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination.

Dante Caravaggio

Effective December 18, 2023, we entered into an employment agreement (the “Caravaggio Employment Agreement”) with Dante Caravaggio, pursuant to which he serves as our Chief Executive Officer, President, and a member of our board of directors. The Caravaggio Employment Agreement is on our standard form for executives, and provides that we pay to Mr. Caravaggio an annual base salary of $250,000. In addition, we agreed to issue a one-time Equity Sign-On Incentive to Mr. Caravaggio under the 2023 HNR Acquisition Corp Omnibus Incentive Plan (the “2023 Plan”), which consists of restricted stock units (“RSUs”), equal to 200% of base salary divided by $10 (i.e. 50,000 RSUs), subject to time-based vesting as follows: 1/3 on the first anniversary of the date of grant, 1/3 on the second anniversary of the date of grant, and 1/3 on the third anniversary of the date of grant, so long as Mr. Caravaggio continues to provide service through such vesting date. As of December 31, 2023, the RSUs had not yet been granted to Mr. Caravaggio. Mr. Caravaggio will be permitted to participate in any broad-based retirement, health and welfare plans that will be offered to all of our employees.

Pursuant to the Caravaggio Employment Agreement, if we terminate Mr. Caravaggio’s employment without Cause (as defined in the Caravaggio Employment Agreement) or Mr. Caravaggio terminates his employment for Good Reason (as defined in the Caravaggio Employment Agreement), then Mr. Caravaggio will be entitled to: (i) any accrued obligations as of the date of termination, including base salary, PTO and holidays, and continued benefits required by our employee benefit plans; (ii) continued base salary for 12 months following the date of termination, paid in accordance with our payroll practices; (iii) the total monthly cost of coverage for Mr. Caravaggio and his covered dependents under COBRA, if elected; and (iv) full vesting in all equity grants as of the date of termination. To receive such severance benefits, Mr. Caravaggio will be required to execute a non-competition agreement, non-solicitation agreement, or confidentiality agreement or invention assignment agreement and release of claims.

Mitchell B. Trotter

Effective November 15, 2023, we entered into an employment agreement (the “Trotter Employment Agreement”) with Mitchell B. Trotter, pursuant to which he serves as our Chief Financial Officer and a member of our board of directors. The Trotter Employment Agreement is on our standard form for executives, and provides that we pay to Mr. Trotter an annual base salary of $250,000. In addition, we agreed to issue a one-time Equity Sign-On Incentive to Mr. Trotter under the 2023 Plan, which consists of RSUs equal to 200% of base salary divided by $10 (i.e. 50,000 RSUs), subject to time-based vesting as follows: 1/3 on the first anniversary of the date of grant, 1/3 on the second anniversary of the date of grant, and 1/3 on the third anniversary of the date of grant so long as Mr. Trotter continues to provide service through such vesting date. As of December 31, 2023, the RSUs had not yet been granted to Mr. Trotter. Mr. Trotter will be permitted to participate in any broad-based retirement, health and welfare plans that will be offered to all of our employees.

Pursuant to the Trotter Employment Agreement, if we terminate Mr. Trotter’s employment without Cause (as defined in the Trotter Employment Agreement) or Mr. Trotter terminates his employment for Good Reason (as defined in the Trotter Employment Agreement), then Mr. Trotter will be entitled to: (i) any accrued obligations as of the date of termination, including base salary, PTO and holidays, and continued benefits required by our employee benefit plans; (ii) continued base salary for 12 months following the date of termination, paid in accordance with our payroll practices; (iii) the total monthly cost of coverage for Mr. Trotter and his covered dependents under COBRA, if elected; and (iv) full vesting in all equity grants as of the date of termination. To receive such severance benefits, Mr. Trotter will be required to execute a non-competition agreement, non-solicitation agreement, or confidentiality agreement or invention assignment agreement and release of claims.

David M. Smith

Effective November 15, 2023, we entered into an employment agreement (the “Smith Employment Agreement”) with David M. Smith, pursuant to which he serves as our General Counsel and Secretary. The Smith Employment Agreement is on our standard form for executives, and provides that we pay to Mr. Smith an annual base salary of $250,000. In addition, we agreed to issue a one-time Equity Sign-On Incentive to Mr. Smith under the 2023 Plan, which consists of RSUs equal to 200% of base salary divided by $10 (i.e. 50,000 RSUs), subject to time-based vesting as follows: 1/3 on the first anniversary of the date of grant, 1/3 on the second anniversary of the date of grant, and 1/3 on the third anniversary of the date of grant, so long as Mr. Smith continues to provide service through such vesting date. As of December 31, 2023, the RSUs had not yet been granted to Mr. Smith. Mr. Smith will be permitted to participate in any broad-based retirement, health and welfare plans that will be offered to all of our employees.

Pursuant to the Smith Employment Agreement, if we terminate Mr. Smith’s employment without Cause (as defined in the Smith Employment Agreement) or Mr. Smith terminates his employment for Good Reason (as defined in the Smith Employment Agreement), then Mr. Smith will be entitled to: (i) any accrued obligations as of the date of termination, including base salary, PTO and holidays, and continued benefits required by our employee benefit plans; (ii) continued base salary for 12 months following the date of termination, paid in accordance with our payroll practices; (iii) the total monthly cost of coverage for Mr. Smith and his covered dependents under COBRA, if elected; and (iv) full vesting in all equity grants as of the date of termination. To receive such severance benefits, Mr. Smith will be required to execute a non-competition agreement, non-solicitation agreement, or confidentiality agreement or invention assignment agreement and release of claims.

Donald W. Orr

In 2022, prior to the business combination, we paid Donald W. Orr $52,500. In 2023, prior to the business combination, we again paid Donald Orr 52,500.

Effective November 15, 2023, we entered into a Consulting Agreement with Donald W. Orr pursuant to which Mr. Orr will be compensated as follows as our designated Geology and Acquisition consultant:

●	Initial cash incentive of $25,000, of which $4,500 had been paid as of December 31, 2023, with the balance being accrued; and

●	A cash consulting retainer fee of $8,000 per month for the first 12 months; and a cash consulting retainer fee of $12,000 per month for the next 24 months, of which $12,000 was paid as of December 31, 2023.

In addition, at the Closing of the Purchase, we agreed to issue 30,000 RSUs to Mr. Orr, which vest as follows: 1/3 on the first anniversary of the date of grant, 1/3 on the second anniversary of the date of grant, and 1/3 on the third anniversary of the date of grant, so long as Mr. Orr continues to provide service through such vesting date. As of December 31, 2023, the RSUs had not yet been granted to Mr. Orr. Vesting will accelerate in full upon a termination of the Consulting Agreement by us without cause or by Mr. Orr for good reason.

Donald H. Goree

In 2023 and 2022, we paid Rhône Merchant Resources Inc., an entity controlled by Mr. Goree, $55,000 and $105,000, respectively, for providing us with office space, utilities, secretarial and administrative services. This arrangement was solely for our benefit and was not intended to provide our officers or directors compensation in lieu of a salary.

Effective November 15, 2023, we entered into a Consulting Agreement with Rhône Merchant House, Ltd., an entity of which Donald Goree is the owner and managing director, pursuant to which Rhône Merchant House, Ltd. will be compensated as follows as our designated strategy consultant:

●	Initial cash incentive of $50,000, of which $30,000 had been paid as of December 31, 2023, with the balance being accrued; and

●	A monthly retainer of $22,000, of which $33,000 was paid as of December 31, 2023.

In addition, at the Closing of the Purchase, we agreed to issue 60,000 RSUs to Rhône Merchant House, Ltd., which vest as follows: 1/3 on the first anniversary of the date of grant, 1/3 on the second anniversary of the date of grant, and 1/3 on the third anniversary of the date of grant, so long as Rhône Merchant House, Ltd. continues to provide service through such vesting date. As of December 31, 2023, the RSUs had not yet been granted to Rhône Merchant House, Ltd. Vesting will accelerate in full upon a termination of the Consulting Agreement by us without cause or by Rhône Merchant House, Ltd. for good reason.

Diego Rojas

Effective November 15, 2023, we entered into an employment agreement (the “Rojas Employment Agreement”) with Diego Rojas, pursuant to which he served as our Chief Executive Officer and a member of our board of directors until December 17, 2023.

In connection with Mr. Rojas’ resignation, we entered into a Separation and Release Agreement with Mr. Rojas effective December 17, 2023. Pursuant to such Separation and Release Agreement, we agreed to pay to Mr. Rojas: (i) his base salary through December 31, 2023; and (ii) $96,000, payable in equal semi-monthly installments, beginning on January 1, 2024. In addition, we agreed to issue to Mr. Rojas 60,000 shares of our Class A Common Stock. As of December 31, 2023, the Class A Common Stock had not yet been granted.

Compensation Advisor

The Compensation Committee retained Pearl Meyer & Partners, LLC (“Pearl Meyer”), a compensation consulting firm, to assist it in evaluating the elements and levels of our executive compensation, including base salaries, annual cash incentive awards and equity-based incentives for our executive officers, consultant, and directors. In November 2022, the Compensation Committee determined that Pearl Meyer is independent from management and that Pearl Meyer’s work has not raised any conflicts of interest. Pearl Meyer reports directly to the Compensation Committee and the Compensation Committee has the sole authority to approve Pearl Meyer’s compensation and may terminate the relationship at any time.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2023, there were no outstanding equity awards held by our NEOs.

Option Re-pricings

We have not engaged in any option re-pricings or other modifications to any of our outstanding equity awards to our NEOs during fiscal years 2022 and 2023.

Payments Upon Termination or Change in Control

None of our NEOs are entitled to receive payments or other benefits upon termination of employment or a change in control.

Retirement Plans

We do not maintain any deferred compensation, retirement, pension or profit-sharing plans.

Employee Benefits

All of our full-time employees are eligible to participate in health and welfare plans maintained by us, including:

●	medical, dental and vision benefits; and

●	basic life and accidental death & dismemberment insurance.

Our NEOs participate in these plans on the same basis as other eligible employees. We do not maintain any supplemental health and welfare plans for our NEOs.

Nonqualified Deferred Compensation

Our NEOs did not earn any nonqualified deferred compensation benefits from us during the years 2022 and 2023.

Omnibus Equity Incentive Plan

On November 15, 2023, we adopted the 2023 Plan, the material terms of which are described below.

Purpose and Eligibility. The purpose of the 2023 Plan is (i) to provide eligible persons with an incentive to contribute to our success and to operate and manage our business in a manner that will provide for our long-term growth and profitability and that will benefit our stockholders and other important stakeholders, including our employees and customers, and (ii) to provide a means of recruiting, rewarding, and retaining key personnel.

Equity awards may be granted under the 2023 Plan to officers, directors, including non-employee directors, other employees, advisors, consultants or other service providers of the company or our subsidiaries or other affiliates, and to any other individuals who are approved by the Compensation Committee as eligible to participate in the 2023 Plan. Only our employees or employees of our corporate subsidiaries are eligible to receive incentive stock options.

Effective Date and Term. The 2023 Plan is effective as of November 15, 2023 and will terminate automatically at 11:59PM ET on the day before the 10th anniversary of the such date, unless earlier terminated by our board of directors or in accordance with the terms of the 2023 Plan.

Administration, Amendment and Termination.    The 2023 Plan will generally be administered by the Compensation Committee. Except where the authority to act on such matters is specifically reserved to the full board of directors under the 2023 Plan or applicable law, the Compensation Committee will have full power and authority to interpret and construe all provisions of the 2023 Plan, any award, and any award agreement, and take all actions and to make all determinations required or provided for under the 2023 Plan, any award, and any award agreement, including the authority to:

●	designate grantees of awards;

●	determine the type or types of awards to be made to a grantee;

●	determine the number of shares of Class A Common Stock subject to an award or to which an award relates;

●	establish the terms and conditions of each award;

●	prescribe the form of each award agreement;

●	subject to limitations in the 2023 Plan (including the prohibition on repricing of options or share appreciation rights without stockholder approval), amend, modify, or supplement the terms of any outstanding award; and

●	make substitute awards.

Our board of directors is also authorized to appoint one or more committees of the board of directors consisting of one or more directors who need not meet the independence requirements under the listing rules of any stock exchange on which Class A Common Stock is listed for certain limited purposes permitted by the 2023 Plan, and to the extent permitted by applicable law, the Compensation Committee is authorized to delegate authority to the Chief Executive Officer and/or any other officers of the company for certain limited purposes permitted by the 2023 Plan. Our board of directors will retain the authority under the 2023 Plan to exercise any or all of the powers and authorities related to the administration and implementation of the 2023 Plan.

Our board of directors may amend, suspend, or terminate the 2023 Plan at any time; provided that with respect to awards that are granted under the 2023 Plan, no amendment, suspension or termination may materially impair the rights of the award holder without such holder’s consent. No such action may amend the 2023 Plan without the approval of stockholders if the amendment is required to be submitted for stockholder approval by our board of directors, the terms of the 2023 Plan, or applicable law.

Awards. Awards under the 2023 Plan may be made in the form of:

●	stock options, which may be either incentive stock options or nonqualified stock options;

●	stock appreciation rights or “SARs”;

●	restricted stock;

●	restricted stock units;

●	dividend equivalent rights;

●	performance awards, including performance shares;

●	other equity-based awards; or

●	cash.

An incentive stock option is an option that meets the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and a nonqualified stock option is an option that does not meet those requirements. A SAR is a right to receive upon exercise, in the form of stock, cash or a combination of stock and cash, the excess of the fair market value of one share on the exercise date over the exercise price of the SAR. Restricted stock is an award of common stock subject to restrictions over restricted periods that subject the shares to a substantial risk of forfeiture, as defined in Section 83 of the Code. A restricted stock unit or deferred stock unit is an award that represents a conditional right to receive shares in the future and that may be made subject to the same types of restrictions and risk of forfeiture as restricted stock. Dividend equivalent rights are awards entitling the grantee to receive cash, shares, other awards under the 2023 Plan or other property equal in value to dividends or other periodic payments paid or made with respect to a specified number of shares of stock. Performance awards are awards made subject to the achievement of one or more performance goals over a performance period established by the Compensation Committee. Other equity-based awards are awards representing a right or other interest that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to stock, other than an option, SAR, restricted stock, restricted stock unit, unrestricted stock, dividend equivalent right, or a performance award.

The 2023 Plan provides that each award will be evidenced by an award agreement, which may specify terms and conditions of the award that differ from the terms and conditions that would otherwise apply under the 2023 Plan in the absence of the different terms and conditions in the award agreement. In the event of any inconsistency between the 2023 Plan and an award agreement, the provisions of the 2023 Plan will control.

Awards under the 2023 Plan may be granted alone or in addition to, in tandem with, or in substitution or exchange for any other award under the 2023 Plan, other awards under another compensatory plan of the company or any of our affiliates (or any business entity that has been a party to a transaction with the company or any of our affiliates), or other rights to payment from the company or any of our affiliates. Awards granted in addition to or in tandem with other awards may be granted either at the same time or at different times.

The Compensation Committee may permit or require the deferral of any payment pursuant to any award into a deferred compensation arrangement, which may include provisions for the payment or crediting of interest or dividend equivalent rights, in accordance with rules and procedures established by the Compensation Committee. Awards under the 2023 Plan generally will be granted for no consideration other than past services by the grantee of the award or, if provided for in the award agreement or in a separate agreement, the grantee’s promise to perform future services to the company or one of our subsidiaries or other affiliates.

Forfeiture; Recoupment. We may reserve the right in an award agreement to cause a forfeiture of the gain realized by a grantee with respect to an award on account of actions taken by, or failed to be taken by, such grantee in violation or breach of, or in conflict with, any employment agreement, non-competition agreement, agreement prohibiting solicitation of employees or clients of the company or any affiliate, confidentiality obligations with respect to the company or any affiliate, or otherwise in competition with the company or any affiliate, to the extent specified in such award agreement. If the grantee is an employee and is terminated for “Cause” (as defined in the 2023 Plan), the Compensation Committee may annul the grantee’s award as of the date of the grantee’s termination.

In addition, any award granted pursuant to the 2023 Plan will be subject to mandatory repayment by the grantee to the company to the extent (i) set forth in the 2023 Plan or in an award agreement, or (ii) the grantee is or becomes subject to our clawback policy, or any applicable laws which impose mandatory recoupment.

Shares Subject to the 2023 Plan. Subject to adjustment as described below, the maximum number of shares of common stock reserved for issuance under the 2023 Plan is equal to 1,400,000 shares of Class A Common Stock. The maximum number of shares of Class A Common Stock available for issuance pursuant to incentive stock options granted under the 2023 Plan will be the same as the total number of shares of Class A Common Stock reserved for issuance under the 2023 Plan. Shares issued under the 2023 Plan may be authorized and unissued shares, or treasury shares, or a combination of the foregoing.

Any shares covered by an award, or portion of an award, granted under the 2023 Plan that are not purchased or forfeited or canceled, or expire or otherwise terminate without the issuance of shares or are settled in cash in lieu of shares, will again be available for issuance under the 2023 Plan.

Shares subject to an award granted under the 2023 Plan will be counted against the maximum number of shares reserved for issuance under the 2023 Plan as one share for every one share subject to such an award. In addition, at least the target number of shares of stock issuable under a performance award will be counted against the maximum number of shares reserved for issuance under the 2023 Plan as of the grant date, but such number will be adjusted to equal the actual number of shares of stock issued upon settlement of the performance award to the extent different from such number initially counted against the share reserve.

The number of shares available for issuance under the 2023 Plan will not be increased by the number of shares of Class A Common Stock: (i) tendered or withheld or subject to an award surrendered in connection with the purchase of shares upon exercise of an option; (ii) that were not issued upon the net settlement or net exercise of a stock-settled SAR, (iii) deducted or delivered from payment of an award in connection with our tax withholding obligations; or (iv) purchased by us with proceeds from option exercises.

Options. The 2023 Plan authorizes the Compensation Committee to grant incentive stock options (under Section 422 of the Code) and options that do not qualify as incentive stock options. An option granted under the 2023 Plan will be exercisable only to the extent that it is vested. Each option will become vested and exercisable at such times and under such conditions as the Compensation Committee may approve consistent with the terms of the 2023 Plan. No option may be exercisable more than ten years after the option grant date, or five years after the option grant date in the case of an incentive stock option granted to a “ten percent stockholder” (as defined in the 2023 Plan); provided that, to the extent deemed necessary or appropriate by the Compensation Committee to reflect differences in local law, tax policy, or custom with respect to any option granted to a grantee who is a foreign national or is a natural person who is employed outside of the United States, such option may terminate, and all rights to purchase shares of stock thereunder may cease, upon the expiration of a period longer than ten (10) years from the date of grant of such option as the Compensation Committee shall determine. The Compensation Committee may include in the option agreement provisions specifying the period during which an option may be exercised following termination of the grantee’s service. The exercise price of each option will be determined by the Compensation Committee, provided that the per share exercise price will be equal to or greater than 100% of the fair market value of a share of Class A Common Stock on the grant date (other than as permitted for substitute awards). If we were to grant incentive stock options to any ten percent stockholder, the per share exercise price will not be less than 110% of the fair market value of a share of Class A Common Stock on the grant date.

Incentive stock options and nonqualified stock options are generally non-transferable, except for transfers by will or the laws of descent and distribution. The Compensation Committee may, in its discretion, determine that a nonqualified stock option may be transferred to family members by gift or other transfers deemed not to be for value.

Share Appreciation Rights. The 2023 Plan authorizes the Compensation Committee to grant SARs that provide the recipient with the right to receive, upon exercise of the SAR, cash, Class A Common Stock, or a combination of the two. The amount that the recipient will receive upon exercise of the SAR generally will equal the excess of the fair market value of shares of Class A Common Stock on the date of exercise over the fair market value of shares of Class A Common Stock on the grant date. SARs will become exercisable in accordance with terms determined by the Compensation Committee. SARs may be granted in tandem with an option grant or independently from an option grant. The term of a SAR cannot exceed ten (10) years from the date of grant. The per share exercise price of a SAR will be no less than the fair market value of one share of Class A Common Stock on the grant date of such SAR.

SARs will be nontransferable, except for transfers by will or the laws of descent and distribution. The Compensation Committee may determine that all or part of a SAR may be transferred to certain family members of the grantee by gift or other transfers deemed not to be for value.

Fair Market Value. For so long as the Class A Common Stock remains listed on NYSE American, the fair market value of the Class A Common Stock on an award’s grant date, or on any other date for which fair market value is required to be established under the 2023 Plan, will be the closing price of the Class A Common Stock as reported on NYSE American on such date. If there is no such reported closing price on such date, the fair market value of the Class A Common Stock will be the closing price of the Class A Common Stock as reported on such market on the next preceding date on which any sale of Class A Common Stock will have been reported.

If the Class A Common Stock ceases to be listed on NYSE American and is listed on another established national or regional stock exchange, or traded on another established securities market, fair market value will similarly be determined by reference to the closing price of the Class A Common Stock on the applicable date as reported on such other stock exchange or established securities market.

If the Class A Common Stock ceases to be listed on NYSE American or another established national or regional stock exchange, or traded on another established securities market, the Compensation Committee will determine the fair market value of the Class A Common Stock by the reasonable application of a reasonable valuation method in a manner consistent with Section 409A of the Code.

No Repricing. Except in connection with a corporate transaction involving the company (including, without limitation, any stock dividend, distribution (whether in the form of cash, shares of stock, other securities or other property), stock split, extraordinary dividend, recapitalization, change in control, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of shares of stock or other securities or similar transaction), we may not, without obtaining stockholder approval, (a) amend the terms of outstanding options or SARs to reduce the exercise price of such outstanding options or SARs, (b) cancel outstanding options or SARs in exchange for, or in substitution of, options or SARs with an exercise price that is less than the exercise price of the original options or SARs, (c) cancel outstanding options or SARs with an exercise price above the current price of Class A Common Stock in exchange for cash or other securities, in each case, unless such action is (i) subject to and approved by our stockholders or (ii) would not be deemed to be a repricing under the rules of any stock exchange or securities market on which the Class A Common Stock is listed or publicly traded.

Restricted Stock; Restricted Stock Units. The 2023 Plan authorizes the Compensation Committee to grant restricted stock and restricted stock units. Subject to the provisions of the 2023 Plan, the Compensation Committee will determine the terms and conditions of each award of restricted stock and restricted stock units, including the restricted period for all or a portion of the award, the restrictions applicable to the award, and the purchase price, if any, for the shares of stock subject to the award. The restrictions, if any, may lapse over a specified period of time or through the satisfaction of conditions, in installments or otherwise, as the Compensation Committee may determine. A grantee of restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote the shares and receive dividends or distributions on the shares, except to the extent limited by the Compensation Committee. The Compensation Committee may provide in an award agreement evidencing a grant of restricted stock that (a) cash dividend payments or distributions paid on restricted stock will be reinvested in shares of stock, which may or may not be subject to the same vesting conditions and restrictions as applicable to such shares of restricted stock or (b) any dividend payments or distributions declared or paid on shares of restricted stock will only be made or paid upon satisfaction of the vesting conditions and restrictions applicable to such shares of restricted stock. Dividend payments or distributions declared or paid on shares of restricted stock which vest or are earned based on upon the achievement of performance goals will not vest unless such performance goals for such shares of restricted stock are achieved, and if such performance goals are not achieved, the grantee of such shares of restricted stock will promptly forfeit and, to the extent already paid or distributed, repay to us such dividend payments or distributions. Grantees of restricted stock units and deferred stock units will have no voting or dividend rights or other rights associated with share ownership, although the Compensation Committee may award dividend equivalent rights on such units.

During the restricted period, if any, when restricted stock and restricted stock units are non-transferable or forfeitable, a grantee is prohibited from selling, transferring, assigning, pledging, exchanging, hypothecating, or otherwise encumbering or disposing of the grantees’ restricted stock and restricted stock units.

Dividend Equivalent Rights. The 2023 Plan authorizes the Compensation Committee to grant dividend equivalent rights. Dividend equivalent rights may be granted independently or in connection with the grant of any equity-based award, except that no dividend equivalent right may be granted in connection with, or related to an option or SAR. Dividend equivalent rights may be paid currently (with or without being subject to forfeiture or a repayment obligation) or may be deemed to be reinvested in additional shares of stock or awards which may thereafter accrue additional dividend equivalent rights (with or without being subject to forfeiture or a repayment obligation) and may be payable in cash, common shares, or a combination of the two. Dividend equivalent rights granted as a component of another award may (a) provide that such dividend equivalent right will be settled upon exercise, settlement, or payment of, or lapse of restriction on, such other award and that such dividend equivalent will expire or be forfeited or annulled under the same conditions as such award or (b) contain terms and conditions which are different from the terms and conditions of such other award, provided that dividend equivalent rights credited pursuant to a dividend equivalent right granted as a component of another award which vests or is earned based on the achievement of performance goals will not vest unless such performance goals for such underlying award are achieved, and if such performance goals are not achieved, the grantee of such dividend equivalent right will promptly forfeit and, to the extent already paid or distributed, repay to us payments or distributions made in connection with such dividend equivalent rights.

Performance Awards.    The 2023 Plan authorizes the Compensation Committee to grant performance awards. The Compensation Committee will determine the applicable performance period, the performance goals, and such other conditions that apply to the performance award. Any performance measures may be used to measure the performance of the company and our subsidiaries and other affiliates as a whole or any business unit of the company, our subsidiaries, and/or our affiliates or any combination thereof, as the Compensation Committee may deem appropriate, or any performance measures as compared to the performance of a group of comparable companies, or published or special index that the Compensation Committee deems appropriate. Performance goals may relate to our financial performance or the financial performance of our operating units, the grantee’s performance, or such other criteria determined by the Compensation Committee. If the performance goals are met, performance awards will be paid in cash, shares of stock, other awards, or a combination thereof.

Other Equity-Based Awards. The 2023 Plan authorizes the Compensation Committee to grant other types of stock-based awards under the 2023 Plan. The terms and conditions that apply to other equity-based awards are determined by the Compensation Committee.

Forms of Payment. The exercise price for any option or the purchase price (if any) for restricted stock, and vested restricted stock units is generally payable (i) in cash or in cash equivalents acceptable to the company, (ii) to the extent the award agreement provides, by the tender (or attestation of ownership) of shares of Class A Common Stock having a fair market value on the date of tender (or attestation) equal to the exercise price or purchase price, (iii) to the extent permitted by law and to the extent permitted by the award agreement, through a broker-assisted cashless exercise, or (iv) to the extent the award agreement provides and/or unless otherwise specified in an award agreement, any other form permissible by applicable law, including net exercise or net settlement and service rendered to us or our affiliates.

Change in Capitalization. The Compensation Committee may adjust the terms of outstanding awards under the 2023 Plan to preserve the proportionate interests of the holders in such awards on account of any recapitalization, reclassification, share split, reverse share split, spin-off, combination of share, exchange of shares, share dividend or other distribution payable in capital shares, or other increase or decrease in such shares effected without receipt of consideration by the company. The adjustments will include proportionate adjustments to (i) the number and kind of shares subject to outstanding awards and (ii) the per share exercise price of outstanding options or SARs.

Transaction not Constituting a Change in Control. If the company is the surviving entity in any reorganization, merger, or consolidation with one or more other entities which does not constitute a “change in control” (as defined in the 2023 Plan), any awards will be adjusted to pertain to and apply to the securities to which a holder of the number of common shares subject to such award would have been entitled immediately after such transaction, with a corresponding proportionate adjustment to the per share price of options and SARs so that the aggregate price per share of each option or SAR thereafter is the same as the aggregate price per share of each option or SAR subject to the option or SAR immediately prior to such transaction. Further, in the event of any such transaction, performance awards (and the related performance measures if deemed appropriate by the Compensation Committee) will be adjusted to apply to the securities that a holder of the number of Class A Common Stock subject to such performance awards would have been entitled to receive following such transaction.

Effect of a Change in Control in which Awards are not Assumed. Except as otherwise provided in the applicable award agreement, in another agreement with the grantee, or as otherwise set forth in writing, upon the occurrence of a change in control in which outstanding awards are not being assumed or continued, the following provisions will apply to such awards, to the extent not assumed or continued:

●	Immediately prior to the occurrence of such change in control, in each case with the exception of performance awards, all outstanding shares of restricted stock and all restricted stock units, and dividend equivalent rights will be deemed to have vested, and all shares of stock and/or cash subject to such awards will be delivered; and either or both of the following two actions will be taken:

●	At least 15 days prior to the scheduled consummation of such change in control, all options and SARs outstanding will become immediately exercisable and will remain exercisable for a period of 15 days. Any exercise of an option or SAR during this 15-day period will be conditioned on the consummation of the applicable change in control and will be effective only immediately before the consummation thereof, and upon consummation of such change in control, the 2023 Plan and all outstanding but unexercised options and SARs will terminate, with or without consideration as determined by the Compensation Committee in its sole discretion; and/or

●	The Compensation Committee may elect, in its sole discretion, to cancel any outstanding awards of options, SARs, restricted stock, restricted stock units, and/or dividend equivalent rights and pay or deliver, or cause to be paid or delivered, to the holder thereof an amount in cash or capital stock having a value (as determined by the Compensation Committee acting in good faith), in the case of restricted stock, restricted stock units, deferred stock units, and dividend equivalent rights (for shares of stock subject thereto), equal to the formula or fixed price per share paid to holders of shares of stock pursuant to such change in control and, in the case of options or SARs, equal to the product of the number of shares of stock such subject to such options or SARs multiplied by the amount, if any, which (i) the formula or fixed price per share paid to holders of shares of stock pursuant to such change in control exceeds (ii) the option price or SAR price applicable to such options or SARs.

●	For performance awards, if less than half of the performance period has lapsed, such awards will be treated as though the target performance thereunder has been achieved. If at least half of the performance period has lapsed, such performance awards will be earned, as of immediately prior to but contingent on the occurrence of such change in control, based on the greater of (i) deemed achievement of target performance or (ii) determination of actual performance as of a date reasonably proximate to the date of consummation of the change in control as determined by the Compensation Committee, in its sole discretion.

●	Other Equity-Based Awards will be governed by the terms of the applicable award agreement.

Effect of a Change in Control in which Awards are Assumed. Except as otherwise provided in the applicable award agreement, in another agreement with the grantee, or as otherwise set forth in writing, upon the occurrence of a change in control in which outstanding awards are being assumed or continued, the following provisions will apply to such awards, to the extent not assumed or continued: The 2023 Plan and the options, SARs, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based equity awards granted under the 2023 Plan will continue in the manner and under the terms so provided in the event of any change in control to the extent that provision is made in writing in connection with such change in control for the assumption or continuation of such awards, or for the substitution for such awards of new options, SARs, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards relating to the capital stock of a successor entity, or a parent or subsidiary thereof, with appropriate adjustment as to the number of shares and exercise price of options and SARs.

In general, a “change in control” means:

●	a transaction or series of related transactions whereby a person or group (other than the company or any of our affiliates) becomes the beneficial owner of 50% or more of the total voting power of the our voting stock on a fully diluted basis;

●	individuals who constitute the our board of directors, cease to constitute a majority of the members of our board of directors then in office;

●	a merger or consolidation of the company, other than any such transaction in which the holders of our voting stock immediately prior to the transaction own directly or indirectly at least a majority of the voting power of the surviving entity immediately after the transaction;

●	a sale of substantially all of our assets to another person or entity; or

●	the consummation of a plan or proposal for the dissolution or liquidation of the company.

Compensation of Directors

As of December 31, 2023, no compensation was paid for services rendered by our directors for fiscal year 2023.

Director Compensation Program

We believe that attracting and retaining qualified directors is critical to our ability to grow in a manner that is consistent with our corporate governance principles and that is designed to create value for stockholders. We also believe that structuring director compensation with a significant equity component is key to achieving our goals. We believe that this structure will also allow directors to carry out their responsibilities with respect to oversight of the Company while also maintaining alignment with stockholder interests and fiduciary obligations. We anticipate that embedding these core principles and values of alignment and solid governance will enhance our ability to grow and unlock value for stockholders. We have implemented a director compensation policy for our non-employee directors, which consists of:

●	An annual retainer for non-employee directors of $75,000;

●	An annual grant for non-employee directors of RSUs, calculated by dividing $75,000 by the then current-stock price, which will vest on the first anniversary of the grant;

●	An additional annual retainer payment of $50,000 to the Chairman; $25,000 to the Chair of the Audit Committee; $20,000 to the Chair of the Compensation Committee; and $15,000 to the Chair of the Nominating Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of Class A Common Stock as of April 26, 2024 by:

●	each person who is the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock;

●	each of the Company’s named executive officers and directors; and

●	all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of April 1, 2024. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of April 1, 2024 or subject to restricted stock units that vest within 60 days of April 1, 2024 are considered outstanding and beneficially owned by the person holding such warrants, options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Shares issuable pursuant to the exchange of OpCo Class B Units listed in the table below are represented in shares of Class A Common Stock.

Except as described in the footnotes below and subject to applicable community property laws and similar laws, the Company believes that each person listed above has sole voting and investment power with respect to such shares.

The beneficial ownership of HNRA securities is based on (i) 5,235,131 shares of Class A Common Stock issued and outstanding as of April 1, 2024, and (ii) 1,800,000 shares of Class B Common Stock issued and outstanding as of April 1, 2024.

Name and Address of Beneficial Owners(1)	Number of Shares	% of Total Voting Power
Directors of officers:
Byron Blount(2)	101,200	1.4%
Dante Caravaggio(3)	584,490	8.2%
Joseph V. Salvucci, Sr.	—	—
Joseph V. Salvucci, Jr.(4)	—	—
Mitchell B. Trotter(5)	97,125	1.4%
David M. Smith(6)	153,281	2.2%

All directors and officers after as a group (6 persons)	936,096	13.1%

Five Percent Holders:
JVS Alpha Property, LLC(7)	1,907,621	24.7%
HNRAC Sponsor LLC(8)	858,594	10.9%
Pogo Royalty, LLC(9)	2,010,000	28.6%
Donald H. Goree(10)	643,945	8.4%
Steve Wright(11)	1,500,000	17.6%
David DeNinno(12)	381,574	5.2%

*	Less than one percent (1%)
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 3730 Kirby Drive, Suite 1200, Houston, Texas 77098.
(2)	Consists of (1) 50,000 Founder Shares, (2) 11,200 Exchange Shares, (3) 2,500 Pledge Shares, and (4) up to 37,500 shares of Class A Common Stock underlying Private Warrants.
(3)	Consists of (1) 450,040 shares of Class A Common Stock held by Dante Caravaggio, LLC, of which Mr. Caravaggio has voting and dispositive control over the shares held by such entity,(2) 89,000 shares of Class A Common Stock held by Alexandria VMA Capital, LLC, of which Mr. Caravaggio has voting and dispositive control over the shares held by such entity, and (3) 134,250 shares of Class A Common Stock underlying Private Warrants held by Dante Caravaggio, LLC. The business address of Mr. Caravaggio is 22415 Keystone Trail, Katy, TX 77450.
(4)	Mr. Salvucci Jr. has sole voting and dispositive control over the securities held by JVS Alpha Property, LLC, however he disclaims any beneficial ownership of such shares.
(5)	Consists of (1) 22,125 Exchange Shares, and (2) up to 75,000 shares of Class A Common Stock underlying Private Warrants.
(6)	Consists of (1) 128,125 Founder Shares, (2) 14,375 shares of Class A Common Stock underlying Private Placement Units, and (3) 10,781 shares of Class A Common Stock underlying Private Placement Warrants.
(7)	JVS Alpha Property, LLC’s Manager is Joseph V. Salvucci, Jr., who has voting and dispositive control over the shares held by such entity.
(8)	Don Orr, as Manager of HNRAC Sponsors LLC, has voting and dispositive control over the securities held by such entity, however he disclaims any beneficial ownership of such shares. Includes the assumption that 378,750 shares of Class A Common Stock underlying 490,625 Private Placement Warrants held by Sponsor have been issued.
(9)	Consists of (1) 1,800,000 shares of Class B Common Stock (and corresponding OpCo Class B Units), (2) 200,000 shares of Class A Common Stock received following exercise of the OpCo Exchange Right, and (3) 10,000 shares of Class A Common Stock received as consideration for the Option Agreement. Includes all Class B Common Stock held by Pogo Royalty following Closing of the Purchase. Fouad Bashour, Amir Yoffe, Michael Rawlings and Marshall Payne have voting and dispositive control over the securities held by such entity. Does not include any Class B Common Stock upon conversion of OpCo Preferred Units, due to conversion only occurring on the date that is two (2) years after Closing. The address of Messrs. Bashour, Yoffe, Rawlings and Payne is 3879 Maple Avenue, Suite 400, Dallas, Texas 75219 and the telephone number at that address is 214-871-6812.
(10)	Mr. Goree has sole voting and dispositive control over the securities held by Rhone Merchant House Ltd, which indirectly holds 367,969 private placement shares and 367,969 Private Placement Warrants by virtue of its 75% ownership in HNRAC Sponsors LLC, which owns 505,000 private placement shares. Includes the assumption that 378,750 shares of Class A Common Stock underlying 490,625 Private Placement Warrants held by Sponsor have been issued. The business address of Rhone Merchant House Ltd. is 81 Rue de France, 5TH Floor, Nice, France 06000.
(11)	Consists of up to 1,500,000 shares of Class A Common Stock underlying Private Warrants. The business address of Mr. Wright is 1121 Boyce Rd, Suite 400, Pittsburgh, PA 15241.
(12)	Consists of (1) 81,574 Exchange Shares, and (2) up to 300,000 shares of Class A Common Stock underlying Private Warrants. The business address of Mr. DeNinno is 600 Riding Meadow Road, Pittsburgh, PA 15238.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2022, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

See Item 11 of Part III of this report for a description of certain arrangements with our executive officers and directors.

Founder Shares

On December 24, 2020, we issued an aggregate of 2,875,000 shares of Class A Common Stock to our Sponsor for an aggregate purchase price of $25,000, of which an aggregate of up to 373,750 shares were subsequently forfeited and on February 15, 2022, the date of our Initial Public Offering, our Sponsor acquired an additional 505,000 private placement shares as part of its acquisition of 505,000 private placement units. Contemporaneously with our Initial Public Offering, our Sponsor transferred and sold the remaining 2,501,250 shares to certain permitted transferees in private transactions at a purchase price of $0.01 per share, which constitute all of the founder shares being registered hereby for resale.

All of the holders of our founder shares, have previously agreed not to transfer, assign or sell any of their equity in the company until the earlier of (A) 180 days after the completion of the Purchase, or earlier if, subsequent to the Purchase, the last sale price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Purchase or (B) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after the Purchase that results in all of our stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property.

Private Placement Units

The Sponsor, together with such other members, if any, of our executive management, directors, advisors or third party investors as determined by the Sponsors in its sole discretion, purchased, in the aggregate, 505,000 private placement units at a price of $10.00 per private placement unit in a private placement which included a share of common stock and private placement warrant to purchase three quarters of one share of common stock at an exercise price of $11.50 per share, subject to certain adjustments (together, the “Private Placement”) that occurred immediately prior to the Initial Public Offering in such amounts as is required to maintain the amount in the Trust Account at $10.30 per private placement unit sold. The Sponsor agreed that if the over-allotment option was exercised by the underwriter in full or in part, the Sponsor and/or its designees would purchase from us additional private placement units on a pro rata basis in an amount that is necessary to maintain in the trust account $10.30. Since the over-allotment was exercised in full, the Sponsor purchased 505,000 private placement units. The purchase price of the private placement units was added to the proceeds from the Initial Public Offering to be held in the Trust Account pending completion of the Company’s initial business combination. The private placement units (including the warrants and common stock issuable upon exercise of the private placement unit) were not transferable, assignable, or salable until 30 days after the completion of the initial business combination and they will be non-redeemable so long as they are held by the original holders or their permitted transferees. If the private placement unis are held by someone other than the original holders or their permitted transferees, the private placement unis will be redeemable by the company and exercisable by such holders on the same basis as the public warrants. Otherwise, the private placement units have terms and provisions that are substantially identical to those of the public warrants.

Related Party Loans and Costs

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors loaned the Company funds (“Working Capital Loans”).

In December 2022, the Company received $100,000 in cash proceeds from a member of the Board of Directors on an unsecured, non-interest bearing basis. This amount was included in Related party notes payable on the Company’s balance sheet as of December 31, 2022. During 2023, the Company received an additional $5,305,000 in cash proceeds from existing investors of the Company, officers and directors and entered into various note and warrant purchase agreements as discussed in Note 5.

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

Following the IPO, effective April 14, 2022, the Company entered into an agreement with Rhone Merchant Resources Inc. (formerly known as Houston Natural Resources Inc)., a Company controlled by our Chairman and CEO, for services related to identifying potential business combination targets. The Company paid $275,000 up front related to this agreement in February 2022, and is included in Prepaid Expenses on the Company’s balance sheet. Based on the terms of the agreement, the prepaid expense was amortized through the one-year anniversary of the Company’s IPO.

Administrative Service Agreement

The Company agreed to pay $10,000 a month for office space, utilities and secretarial support provided by Rhone Merchant Resources Inc. (formerly known as Houston Natural Resources, Inc.), an affiliate of the Sponsor. The administrative services commenced on the date the securities were first listed on NYSE American and terminated upon the Closing of the Purchase.

Founder Pledge Agreement

In connection with the Closing, we entered into the Founder Pledge Agreement with the Founders whereby, in consideration of placing the Trust Shares into escrow and entering into the Backstop Agreement, we agreed: (a) by January 15, 2024, to issue to the Founders an aggregate number of newly issued shares of Class A Common Stock equal to 10% of the number of Trust Shares; (b) by January 15, 2024, to issue to the Founders a number of warrants to purchase an aggregate number of shares of Class A Common Stock equal to 10% of the number of Trust Shares, which such warrants shall be exercisable for five years from issuance at an exercise price of $11.50 per shares; (c) if the Backstop Agreement is not terminated prior to the Lockup Expiration Date, to issue an aggregate number of newly issued shares of Class A Common Stock equal to (i) (A) the number of Trust Shares, divided by (B) the simple average of the daily VWAP of the Class A Common Stock during the five (5) Trading Days prior to the date of the termination of the Backstop Agreement, subject to a minimum of $6.50 per share, multiplied by (C) a price between $10.00-$13.00 per share (as further described in the Founder Pledge Agreement), minus (ii) the number of Trust Shares; and (d) following the purchase of OpCo Preferred Units by a Founder pursuant to the Put Right, to issue a number of newly issued shares of Class A Common Stock equal to the number of Trust Shares sold by such Founder. Until the Founder Pledge Agreement is terminated, the Founders are not permitted to engage in any transaction which is designed to sell short the Class A Common Stock or any other publicly traded securities of HNRA.

Pursuant to the Founder Pledge Agreement, the Company issued (i) 94,000 shares of Class A Common Stock to JVS Alpha Property, LLC, an entity controlled by Joseph Salvucci, Jr., a member of our Board of Directors, (ii) 2,500 shares of Class A Common Stock to Byron Blount, a member of our Board of Directors, and (iii) 30,000 shares of Class A Common Stock to Dante Caravaggio, LLC, an entity controlled by Dante Caravaggio, our Chief Executive Officer, President, and member of our Board of Directors.

Exchange Agreements

On November 13, 2023, we entered into the Exchange Agreements with the Noteholders of the Notes issued by HNRA for working capital purposes which accrued interest at a rate of 15% per annum. Pursuant to the Exchange Agreements, we agreed to exchange, in consideration of the surrender and termination of the Notes in an aggregate principal amount (including interest accrued thereon) of $2,257,771, for 451,563 shares of Common Stock at a price per share equal to $5.00 per share. The Noteholders include JVS Alpha Property, LLC, a company which is controlled by Joseph Salvucci, Jr., member of our Board of Directors, Dante Caravaggio, LLC, a company which is controlled by Dante Caravaggio, our Chief Executive Officer, President, and member of our Board of Directors, Byron Blount, a member of our Board of Directors, and Mitchell B. Trotter, our Chief Financial Officer and a member of our Board of Directors.

Consulting Agreement

In connection with a Referral Fee and Consulting Agreement (the “Consulting Agreement”) by and between us and Alexandria VMA Capital, LLC, an entity controlled by Dante Caravaggio, our Chief Executive Officer, President, and member of our Board of Directors (“Consultant”), we issued 89,000 shares of Class A Common Stock to Consultant in connection with the closing of the Purchase as consideration for services rendered with a value of $900,000. The Consultant also earned an additional $900,000 transaction fee, of which the Company owes $762,000 as of December 31, 2023.

Other

During the year ended December 31, 2022, the Company incurred and paid $15,000 to a company controlled by a member of the Board of Directors of the Company for due diligence costs of potential acquisition targets.

On February 14, 2023, the Company entered into a consulting agreement with Donald Orr, the Company’s former President, which became effective upon the closing of the MIPA for a term of three years. Under the agreement, the Company will pay Mr. Orr an initial cash amount of $25,000, an initial award of 60,000 shares of common stock, a monthly payment of $8,000 for the first year of the agreement and $12,000 per month for the remaining two years, and two grants, each consisting of restricted stock units (“RSUs”) calculated by dividing $150,000 by the stock price on the one year and two year anniversary of the initial Business Combination. Each of the RSU awards will vest upon the one year and two year anniversary of the grants. In the event of termination of Mr. Orr without cause, Mr. Orr will be entitled to 12 months of the monthly payment in effect at that time, and the RSU awards issued to Mr. Orr shall fully vest. The shares of common stock were approved by the Board and issued in March of 2024.

On February 15, 2023, the Company entered into a consulting agreement with Rhône Merchant House, Ltd. (“RMH Ltd”), a company control by the Company’s former Chairman and CEO Donald H. Goree, which became effective upon the closing of the MIPA for a term of three years. Under the agreement, the Company will pay to RMH Ltd an initial cash amount of $50,000, an initial award of 60,000 shares of common stock, a monthly payment of $22,000, and two grants, each consisting of RSUs calculated by dividing $250,000 by the stock price on the one year and two year anniversary of the initial Business Combination. Each of the RSU awards will vest upon the one year and two year anniversary of the grants. In the event of termination of RMH Ltd. without cause, RMH Ltd. will be entitled to $264,000, and the RSU awards issued to RMH Ltd. shall fully vest. The shares of common stock were approved by the Board of Directors and issued in March of 2024.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees to be billed by Marcum for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2023 and 2022 and interim review of our financial statements were $383,655 and $107,117, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We incurred fees of $241,844 and $255,234 for audit-related services from Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2023 and 2022.

Tax Fees. We paid no fees to Marcum for tax planning and tax advice for the years ended December 31, 2023 and 2022.

All Other Fees. We incurred $0 in other fees for services from Marcum during the years ended December 31, 2023 and 2022, respectively.

Pre-Approval Policy

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

Exhibit No.	Description
2.1†	Amended and Restated Membership Interest Purchase Agreement, dated August 28, 2023, by and among Buyer, Seller, and Sponsor (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on August 30, 2023).
2.2	Amendment No. 1 to the Amended and Restated Membership Interest Purchase Agreement, dated November 15, 2023, by and among Buyer, Seller, and Sponsor (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
2.3	Letter Agreement between Buyer and Seller Re: Settle Up between Parties, dated November 15, 2023 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
4.2*	Description of Registrant’s Securities
10.1	Insider Letter between the Company and each of its executive officers, directors, HNRAC Sponsors LLC and its permitted transferees (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.3	Securities Subscription Agreement (founder shares), dated December 24, 2020, between the Company and HNRAC Sponsors LLC (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.4	Unit Subscription Agreement between the Company and HNRAC Sponsors LLC (private placement units) (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.5	Administrative Services Agreement by and between the Company and HNRAC Sponsors LLC (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).

10.6	Services Agreement, dated April 11, 2022, by and between Company and Houston Natural Resources, Inc. (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.7	Form of SPAC Stockholder Support Agreement, dated as of December 27, 2022, by and between the Company and SPAC Stockholder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 3, 2023).
10.8	Common Stock Purchase Agreement, dated as of October 17, 2022, by and between HNR Acquisition Corp and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant on October 21, 2022)
10.9	Registration Rights Agreement, dated as of October 17, 2022, by and between HNR Acquisition Corp and White Lion Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant on October 21, 2022).
10.10	Amended and Restated Limited Liability Company Agreement of HNRA Upstream, LLC by and among HNRA Upstream, LLC, Pogo Royalty, LLC, and HNR Acquisition Corp, dated November 15, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.11†	Senior Secured Term Loan Agreement, dated November 15, 2023, by and among First International Bank & Trust, HNR Acquisition Corp, HNRA Upstream, LLC, HNRA Partner, Inc., Pogo Resources, LLC, and LH Operating, LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.12	Security Agreement, dated November 15, 2023, by and among First International Bank & Trust, HNR Acquisition Corp, HNRA Upstream, LLC, HNRA Partner, Inc., Pogo Resources, LLC, and LH Operating, LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.13	Form of Forward Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 3, 2023).
10.14	Form of FPA Funding Amount PIPE Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 3, 2023).
10.15	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 13, 2023).
10.16	Form of Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 13, 2023).
10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed by the Registrant on December 28, 2021).
10.18	2023 HNR Acquisition Corp Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.19	Guaranty Agreement, dated as of November 15, 2023 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.20	Promissory Note, dated November 15, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.21	Registration Rights Agreement, dated November 15, 2023 between the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.22	Option Agreement, dated as of November 15, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.23	Director Nomination and Board Observer Agreement, dated as of November 15, 2023, by and between the Company and CIC Pogo LP, (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.24	Backstop Agreement, dated as of November 15, 2023 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.25	Founder Pledge Agreement, dated as of November 15, 2023 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.26	Satisfaction and Discharge of Indebtedness pursuant to Underwriting Agreement, dated September 7, 2023, by and between the Company and EF Hutton, a division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on September 13, 2023).

10.27	Executive Employment Agreement, dated January 29, 2024, by and between the Company and Mark Williams (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 1, 2024).
10.28	Separation and Release Agreement, dated December 17, 2023, by and between the Company and Diego Rojas (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on December 20, 2023).
10.29	Executive Employment Agreement, dated December 18, 2023, by and between the Company and Dante Caravaggio (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed by the Registrant on December 20, 2023).
10.30	Amendment No.1 to the Common Stock Purchase Agreement, dated March 7, 2024, by and between the Company and White Lion Capital, LLC (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on March 7, 2024).
16.1	Auditor Letter (incorporated by reference to Exhibit 16.1 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
21.1*	List of Subsidiaries of HNR Acquisition Corp
23.1*	Consent of William M. Cobb & Associates, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	HNR Acquisition Corp Clawback Policy
99.1*	Report of William M. Cobb & Associates, Inc.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

May 2, 2024

HNR ACQUISITION CORP

/s/ Dante Caravaggio
Name:	Dante Caravaggio
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dante Caravaggio	Chief Executive Officer, President and Director	May 2, 2024
Dante Caravaggio	(Principal Executive Officer)

/s/ Mitchell B. Trotter	Chief Financial Officer and Director	May 2, 2024
Mitchell B. Trotter	(Principal Financial Officer)

/s/ Mark Williams	Controller and VP Finance and Admin	May 2, 2024
Mark Williams	(Principal Accounting Officer)

/s/ Joseph V. Salvucci, Sr.	Chairman and Director	May 2, 2024
Joseph V. Salvucci, Sr.

/s/ Joseph V. Salvucci, Jr.	Director	May 2, 2024
Joseph V. Salvucci, Jr.

/s/ Byron Blount.	Director	May 2, 2024
Byron Blount

HNR ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

HNR Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HNR Acquisition Corp (the “Company”) as of December 31, 2023 (Successor) and December 31, 2022 (Predecessor), the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the period from November 15, 2023 to December 31, 2023 (Successor), the period from January 1, 2023 to November 14, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the period from November 15, 2023 to December 31, 2023, the period from January 1, 2023 to November 14, 2023 and the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2022.

Houston, Texas

May 2, 2024

HNR ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS	Successor	Predecessor
Cash	$3,505,454	$2,016,315
Accounts receivable
Crude oil and natural gas	2,103,341	2,862,945
Other	90,163	201,669
Short-term derivative instrument asset	391,488	-
Prepaid expenses and other current assets	722,002	395,204
Total current assets	6,812,448	5,476,133
Crude oil and natural gas properties, successful efforts method:
Proved properties	94,189,372	64,799,213
Accumulated depreciation, depletion, amortization and impairment	(352,127)	(9,592,296)
Total oil and natural gas properties, net	93,837,245	55,206,917
Other property, plant and equipment, net	-	83,004
Operating lease assets, net of accumulated depreciation	-	126,678
Note and interest receivable – related party	-	3,809,003
Other noncurrent assets	-	6,668
Long-term derivative instrument asset	76,199	-
Total assets	$100,725,892	$64,708,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,795,208	$1,218,054
Accrued liabilities and other	4,422,183	1,128,671
Revenue and royalties payable	461,773	617,163
Revenue and royalties payable – related parties	1,523,138	-
Deferred underwriting fee payable	1,300,000	-
Short-term derivative instrument liabilities	-	1,191,354
Related party notes payable, net of discount	2,359,048	-
Current portion of operating lease liabilities	-	70,232
Current portion of long-term debt	4,157,602	-
Forward purchase agreement liability	1,094,097	-
Total current liabilities	20,113,049	4,225,474
Long-term debt, net of current portion and discount	37,486,206	26,750,000
Warrant liability	4,777,971	-
Deferred tax liability	6,163,140	-
Operating lease liabilities	-	58,921
Asset retirement obligations	904,297	4,494,761
Other liabilities	675,000	675,000
Total for non-current liabilities	50,006,614	31,978,682
Total liabilities	70,119,663	36,204,156

Commitments and Contingencies (Note 6)

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	-	-
Class A common stock, $0.0001 par value; 100,000,000 authorized shares, 5,235,131 shares issued and outstanding at December 31, 2023	524	-
Class B common stock, $0.0001 par value; 20,000,000 authorized shares, 1,800,000 shares issued and outstanding at December 31, 2023	180
Additional paid-in capital	16,317,856	-
Owners’ equity	-	28,504,247
Accumulated deficit	(19,118,745)	-
Total stockholders’ (deficit) equity attributable to HNR Acquisition Corp.	(2,800,185)	28,504,247
Noncontrolling interest	33,406,414	-
Total stockholders’ equity	30,606,229	28,504,247
Total liabilities and stockholders’ equity	$100,725,892	$64,708,403

The accompanying notes are an integral part of these consolidated financial statements.

HNR ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	November 15, 2023 to December 31, 2023	January 1, 2023 to November 14, 2023	Year Ended December 31, 2022

Revenues
Crude oil	$2,513,197	$22,856,521	$37,982,367
Natural gas and natural gas liquids	70,918	809,553	1,959,411
Gain (loss) on derivative instruments, net	340,808	51,957	(4,793,790)
Other revenue	50,738	520,451	255,952
Total revenues	2,975,661	24,238,482	35,403,940
Expenses
Production taxes, transportation and processing	226,062	2,117,800	3,484,477
Lease operating	1,453,367	8,692,752	8,418,739
Depletion, depreciation and amortization	352,127	1,497,749	1,613,402
Accretion of asset retirement obligations	11,062	848,040	1,575,296
General and administrative	3,553,117	3,700,267	2,953,202
Acquisition costs	9,999,860	-	-
Total expenses	15,595,595	16,856,608	18,045,116
Operating income (loss)	(12,619,934)	7,381,874	17,358,824
Other Income (expenses)
Net loss on asset sales and impairment	-	(816,011)	-
Change in fair value of warrant liability	187,704	-	-
Change in fair value of forward purchase agreement liability	3,268,581	-	-
Amortization of debt discount	(1,191,553)	-	-
Interest expense	(1,043,312)	(1,834,208)	(1,076,060)
Interest income	6,736	313,401	-
Insurance policy recovery	-	-	2,000,000
Other Income (expense)	2,937	(74,193)	13,238
Total other income (expenses)	1,231,093	(2,411,011)	937,178
Income (loss) before income taxes	(11,388,841)	4,970,863	18,296,002
Income tax provision	2,387,639	-	-
Net income (loss)	(9,001,202)	4,970,863	18,296,002
Net income (loss) attributable to noncontrolling interests	-	-	-
Net income (loss) attributable to HNR Acquisition Corp.	$(9,001,202)	$4,970,863	$18,296,002

Weighted average share outstanding, common stock - basic and diluted	5,235,131	-	-
Net income (loss) per share of common stock – basic and diluted	$(1.72)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HNR ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Predecessor	Owner’s Equity

Balance at December 31, 2021	$12,201,851
Net income	18,296,002
Equity-based compensation	6,394
Distributions	(2,000,000)
Balance at December 31, 2022	28,504,247
Net income	4,970,863
Balance at November 14, 2023	$33,475,110

									Total
									Stockholders’
	Non-redeemable		Class A		Class B		Additional		(Deficit) Equity Attributable to HNR		Total Stockholders’
	Common Stock		Common Stock		Common Stock		Paid-In	Accumulated	Acquisition	Noncontrolling	(Deficit)
Successor	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Corp.	Interest	Equity

Balance – November 15, 2023	3,457,813	$346	-	$-	-	$-	$(9,719,485)	$(10,079,371)	$(19,798,510)	$-	$(19,798,510)
Reclassification of shares under two class structure and non-redemptions	(3,457,813)	(346)	3,457,813	346	-	-	-	-	-	-	-
Excise tax imposed on common stock redemptions	-	-	-	-	-	-	-	(38,172)	(38,172)	-	(38,172)
Reclassification of Public Shares Not Redeemed	-	-	445,626	45	-	-	4,878,030	-	4,878,075	-	4,878,075
Non redemption Agreement	-	-	600,000	60	-	-	6,567,879	-	6,567,939	-	6,567,939
Shares not redeemer under Forward Purchase Agreement	-	-	140,070	14	-	-	1,533,272	-	1,533,286	-	1,533,286
Forward purchase agreement prepayment	-	-	-	-	-	-	8,190,554	-	8,190,554	-	8,190,554
Share-based compensation	-	-	381,622	38	-	-	3,445,927	-	3,445,965	-	3,445,965
Shares issued for Acquisition	-	-	210,000	21	1,800,000	180	1,421,679	-	1,421,880	33,406,414	34,828,294
Net loss	-	-	-	-	-	-	-	(9,001,202)	(9,001,202)	-	(9,001,202)
Balance – December 31, 2023	-	$-	5,235,131	$524	1,800,000	$180	$16,317,856	$(19,118,745)	$(2,800,185)	$33,406,414	$30,606,229

The accompanying notes are an integral part of these consolidated financial statements.

HNR ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	November 15, 2023 to December 31, 2023	January 1, 2023 to November 14, 2023	Year Ended December 31, 2022
Operating activities:
Net income	$(9,001,202)	$4,970,863	$18,296,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	352,127	1,497,749	1,613,402
Accretion of asset retirement obligations	11,062	843,865	1,575,296
Equity-based compensation	3,445,965	-	6,394
Deferred income tax benefit	(2,365,632)	-	-
Amortization of operating lease right-of-use assets	-	(403)	(329)
Amortization of debt issuance costs	1,191,553	3,890	3,676
Change in fair value of unsettled derivatives	(443,349)	(1,215,693)	(2,185,000)
Change in fair value of warrant liability	(187,704)	-	-
Change in fair value of forward purchase agreement	(3,268,581)	-	-
Change in other property, plant, and equipment, net	-	83,004	-
(Gain) loss on sale of assets	-	816,011	-

Changes in operating assets and liabilities:
Accounts receivable	1,793,055	(921,945)	(243,940)
Prepaid expenses and other assets	(258,431)	26,833	(132,809)
Related party note receivable interest income	-	(313,401)	-
Accounts payable and accrued liabilities	7,953,598	1,480,138	148,143
Accrued liabilities	1,251,677	753,595	1,707,701
Royalties payable	(313,381)	157,991	10,248
Royalties payable – related party	323,717	8,066	(2,147,652)
Net cash provided by operating activities	484,474	8,190,563	18,651,132
Investing activities:
Development of crude oil and gas properties	(238,499)	(6,769,557)	(16,891,856)
Acquisition of business, net of cash acquired	(30,827,804)	-	-
Trust Account withdrawals	49,362,479	-	-
Issuance of related party note receivable	-	(190,998)	(3,809,003)
Net cash provided by (used in) investing activities	18,296,176	(6,960,555)	(20,700,859)
Financing activities:
Proceeds from issuance of long-term debt	28,000,000	-	8,000,000
Payment of debt issuance costs	(808,992)	-	(3,000,000)
Repayments of long-term debt	(319,297)	(3,000,000)	-
Member distributions	-	-	(2,000,000)
Repayment of related party notes payable	-	-	-
Redemptions of common stock	(44,737,839)	-	-
Net cash provided by (used in) financing activities	(17,866,128)	(3,000,000)	3,000,000
Net change in cash and cash equivalents	914,522	(1,769,992)	950,273
Cash and cash equivalents at beginning of period	2,590,932	2,016,315	1,066,042
Cash and cash equivalents at end of period	$3,505,454	$246,323	$2,016,315

Cash paid during the period for:
Interest on debt	$370,625	$2,002,067	$847,968
Income taxes	$154,000	$-	$-
Amounts included in the measurement of operating lease liabilities	$-	$56,625	$151,655

Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$-	$-	$46,528
Impact to right-of-use assets and lease liabilities due to lease modification	$-	$-	$50,921
Accrued purchases of property and equipment at period end	$141,481	$256,237	$663,954

The accompanying notes are an integral part of these consolidated financial statements.

HNR ACQUISITION CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

HNR Acquisition Corp (the “Company”) was incorporated in Delaware on December 9, 2020. The Company was a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

The registration statement for the Company’s IPO was declared effective on February 10, 2022 (the “Effective Date”). On February 15, 2022, the Company consummated the IPO of 7,500,000 units (the “Units” and, with respect to the common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit. Additionally, the underwriter fully exercised its option to purchase 1,125,000 additional Units. Simultaneously with the closing of the IPO, the Company consummated the sale of 505,000 units (the “Private Placement Units”) at a price of $10.00 per unit generating proceeds of $5,050,000 in a private placement to HNRAC Sponsors, LLC, the Company’s sponsor (the “Sponsor”) and EF Hutton (formerly Kingswood Capital Markets) (“EF Hutton”).

The Sponsor and other parties, purchased, in the aggregate, 505,000 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement which included a share of common stock and warrant to purchase three quarters of one share of common stock at an exercise price of $11.50 per share, subject to certain adjustments (“Private Placement Warrants” and together, the “Private Placement”) that occurred immediately prior to the Public Offering.

Effective November 15, 2023, the Company completed its business combination as described in Note 3. Through its subsidiary Pogo Resources, LLC, a Texas limited liability Company “(“Pogo” or “Pogo Resources”) and its subsidiary LH Operating, LLC, a Texas limited liability company “(“LHO”), the Company is an independent oil and natural gas company focused on the acquisition, development, exploration, and production of oil and natural gas properties in the Permian Basin. The Permian Basin is located in west Texas and southeastern New Mexico and is characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. The Company’s properties are in the Grayburg-Jackson Field in Eddy County, New Mexico, which is a sub-area of the Permian Basin. The Company focuses exclusively on vertical development drilling.

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

On May 11, 2023, in connection with the stockholder vote for the amendment to the Company’s certificate of incorporation, a total of 4,115,597 Public Shares for an aggregate redemption amount of $43,318,207 were redeemed from the Trust Account by the stockholders of the Company. On November 15, 2023, a total of 3,323,707 Public Shares were redeemed for an aggregate redemption amount of $12,346,791. As a result of these redemptions of common stock, the Company recognized an estimated liability for the excise tax of $474,837, included in Accrued liabilities and other on the Company’s consolidated balance sheet pursuant to the 1% excise tax under the IR Act partially offset by issuance of common stock subsequent to the redemptions. The liability does not impact the consolidated statements of operations and is offset against accumulated deficit.

Going Concern Considerations

At December 31, 2023, the Company had $3,505,454 in cash and a working capital deficit of $13,300,601. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company had positive cash flow from operations of $8,675,037 for the year ended December 31, 2023, on a pro forma basis of the combined Successor and Predecessor periods. Additionally, management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A common stock through under the Common Stock Purchase Agreement. The Company has a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund the Company operations and production growth, and be used to reduce liabilities of the Company, subject the Company’s Form S-1 Registration Statement, which is in the review process, being declared effective by the Securities and Exchange Commission (“SEC”).

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On November 15, 2023 (the “Closing Date”), the Company consummated a business combination which resulted in the acquisition of Pogo Resources, LLC, a Texas limited liability Company “(“Pogo” or “Pogo Resources”) and its subsidiary LH Operating, LLC, a Texas limited liability company “(“LHO”, and collectively, the Pogo Business”) (the “Acquisition”). The Company was deemed the accounting acquirer in the Acquisition based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations, and the Pogo Business was deemed to be the Predecessor entity. Accordingly, the historical consolidated financial statements of the Pogo Business became the historical financial statements of the Company’s upon consummation of the Acquisition. As a result, the financial statements included in this report reflect (i) the historical operating results of Pogo Business prior to the Acquisition (“Predecessor”) and (ii) the combined results of the companies, including Pogo Business following the closing of the Acquisition (“Successor”). The accompanying financial statements include a Predecessor period, which was the period January 1, 2023 through November 14, 2023, concurrent with completion of the Acquisition and Successor period from November 15, 2023 through December 31, 2023. As a result of the Acquisition, the results of operations, financial position and cash flows of the Predecessor and Successor may not be directly comparable. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these two periods as the Acquisition resulted in a new basis of accounting for the Pogo Business. See Note 3 for additional information.

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

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

The Company’s Class B Common shares do not have economic rights to the undistributed earnings of the Company, and are not considered participating securities under ASC 260. As such, they are excluded from the calculation of net income (loss) per common share.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement warrants to purchase an aggregate of 6,847,500 shares and warrants to purchase 4,094,250 shares issued in connection with Private Notes Payable in the calculation of diluted income per share, since the effective of those instruments would be anti-dilutive. As a result, diluted income (loss) per share of common stock is the same as basic loss per share of common stock for the period presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include: i) estimates of proved reserves of oil and natural gas, which affect the calculation of depletion, depreciation, and amortization (“DD&A”) and impairment of proved oil and natural gas properties, ii) impairment of undeveloped properties and other assets, iii) depreciation of property and equipment; and iv) the valuation of commodity derivative instruments. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions. Future production may vary materially from estimated oil and natural gas proved reserves. Actual future prices may vary significantly from price assumptions used for determining proved reserves and for financial reporting.

Cash

The Company considers all cash on hand, depository accounts held by banks, money market accounts and investments with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are held in financial institutions in amounts that exceed the insurance limits of the Federal Deposit Insurance Corporation. The Company believes its counterparty risks are minimal based on the reputation and history of the institutions selected.

Accounts Receivable

Accounts receivable consist of receivables from crude oil and natural gas purchasers and are generally uncollateralized. Accounts receivables are typically due within 30 to 60 days of the production date and 30 days of the billing date and are stated at amounts due from purchasers and industry partners. Amounts are considered past due if they have been outstanding for 60 days or more. No interest is typically charged on past due amounts.

The Company reviews its need for an allowance for doubtful accounts on a periodic basis and determines the allowance, if any, by considering the length of time past due, previous loss history, future net revenues associated with the debtor’s ownership interest in oil and natural gas properties operated by the Company and the debtor’s ability to pay its obligations, among other things. The Company believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been provided.

As of December 31, 2023 and 2022, the Company had approximately 96% and 93% of accounts receivable with two customers, respectively.

Crude Oil and Natural Gas Properties

The Company accounts for its crude oil and natural gas properties under the successful efforts method of accounting. Under this method, costs of proved developed producing properties, successful exploratory wells and developmental dry hole costs are capitalized. Internal costs that are directly related to acquisition and development activities, including salaries and benefits, are capitalized. Internal costs related to production and similar activities are expensed as incurred. Capitalized costs are depleted by the unit-of-production method based on estimated proved developed producing reserves. The Company calculates quarterly depletion expense by using the estimated prior period-end reserves as the denominator. The process of estimating and evaluating crude oil and natural gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering, and economic data. The data for a given property may also change substantially over time because of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, revisions in existing reserve estimates occur. Capitalized development costs of producing oil and natural gas properties are depleted over proved developed reserves and leasehold costs are depleted over total proved reserves. Upon the sale or retirement of significant portions of or complete fields of depreciable or depletable property, the net book value thereof, less proceeds or salvage value, is recognized as a gain or loss.

Exploration costs, including geological and geophysical expenses, seismic costs on unproved leaseholds and delay rentals are expensed as incurred. Exploratory well drilling costs, including the cost of stratigraphic test wells, are initially capitalized, but charged to expense if the well is determined to be economically nonproductive. The status of each in-progress well is reviewed quarterly to determine the proper accounting treatment under the successful efforts method of accounting. Exploratory well costs continue to be capitalized so long as the Company has identified a sufficient quantity of reserves to justify completion as a producing well, is making sufficient progress assessing reserves with economic and operating viability, and the Company remains unable to make a final determination of productivity.

If an in-progress exploratory well is found to be economically unsuccessful prior to the issuance of the financial statements, the costs incurred prior to the end of the reporting period are charged to exploration expense. If the Company is unable to make a final determination about the productive status of a well prior to issuance of the financial statements, the costs associated with the well are classified as suspended well costs until the Company has had sufficient time to conduct additional completion or testing operations to evaluate the pertinent geological and engineering data obtained. At the time the Company can make a final determination of a well’s productive status, the well is removed from suspended well status and the resulting accounting treatment is recorded.

The Successor recognized depreciation, depletion, and amortization expense totaling $352,127 for the period from November 15, 2023 to December 31, 2023, and the Predecessor recognized $1,497,749 for the period from January 1, 2023 to November 14, 2023 and $1,613,402 for the year ended December 31, 2022.

Impairment of Oil and Gas Properties

Proved oil and natural gas properties are reviewed for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. The Company estimates the expected future cash flows of its oil and natural gas properties and compares the undiscounted cash flows to the carrying amount of the oil and natural gas properties, on a field-by-field basis, to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and natural gas properties to estimated fair value.

The Company and the Predecessor did not recognize any impairment of oil and natural gas properties in the periods presented.

Asset Retirement Obligations

The Company recognizes the fair value of an asset retirement obligation (“ARO”) in the period in which it is incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is recorded as a liability at its estimated present value, with an offsetting increase recognized in oil and natural gas properties on the consolidated balance sheets. Periodic accretion of the discounted value of the estimated liability is recorded as an expense in the consolidated statements of operations.

Other Property and Equipment, net

Other property and equipment are recorded at cost. Other property and equipment are depreciated over its estimated useful life on a straight-line basis. The Company expenses maintenance and repairs in the period incurred. Upon retirements or dispositions of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet with the resulting gains or losses, if any, reflected in operations.

Materials and supplies are stated at the lower of cost or market and consist of oil and gas drilling or repair items such a tubing, casing, and pumping units. These items are primarily acquired for use in future drilling or repair operations and are carried at lower of cost or market.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered impaired, the impairment to be recorded is measured by the amount by which the carrying amount of the asset exceeds its estimated fair value. The estimated fair value is determined using either a discounted future cash flow model or another appropriate fair value method.

Derivative Instruments

The Company uses derivative financial instruments to mitigate its exposure to commodity price risk associated with oil prices. The Company’s derivative financial instruments are recorded on the consolidated balance sheets as either an asset or a liability measured at fair value. The Company has elected not to apply hedge accounting for its existing derivative financial instruments, and as a result, the Company recognizes the change in derivative fair value between reporting periods currently in its consolidated statements of operations. The fair value of the Company’s derivative financial instruments is determined using industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Realized gains and losses from the settlement of derivative financial instruments and unrealized gains and unrealized losses from valuation changes in the remaining unsettled derivative financial instruments are reported in a single line item as a component of revenues in the consolidated statements of operations. Cash flows from derivative contract settlements are reflected in operating activities in the accompanying consolidated statements of cash flows. See Note 4 for additional information about the Company’s derivative instruments.

The Company’s credit risk related to derivatives is a counterparties’ failure to perform under derivative contracts owed to the Company. The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company’s credit risk policies and procedures.

The Company has entered into International Swap Dealers Association Master Agreements (“ISDA Agreements”) with its derivative counterparty. The terms of the ISDA Agreements provide the Company and the counterparty with rights of set off upon the occurrence of defined acts of default by either the Company or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party.

Product Revenues

The Company accounts for sales in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Revenue is recognized when the Company satisfies a performance obligation in an amount reflecting the consideration to which it expects to be entitled. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the performance obligation is satisfied.

The Company enters into contracts with customers to sell its oil and natural gas production. Revenue from these contracts is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under oil and natural gas marketing contracts is typically received from the purchaser one to two months after production.

Most of the Company’s oil marketing contracts transfer physical custody and title at or near the wellhead or a central delivery point, which is generally when control of the oil has been transferred to the purchaser. The majority of the oil produced is sold under contracts using market-based pricing, which price is then adjusted for differentials based upon delivery location and oil quality. To the extent the differentials are incurred at or after the transfer of control of the oil, the differentials are included in oil revenues on the statements of operations, as they represent part of the transaction price of the contract. If other related costs are incurred prior to the transfer of control of the oil, those costs are included in production taxes, transportation and processing expenses on the Company’s consolidated statements of operations, as they represent payment for services performed outside of the contract with the customer.

The Company’s natural gas is sold at the lease location. Most of the Company’s natural gas is sold under gas purchase agreements. Under the gas purchase agreements, the Company receives a percentage of the net production from the sale of the natural gas and residue gas, less associated expenses incurred by the buyer.

The Company does not disclose the value of unsatisfied performance obligations under its contracts with customers as it applies the practical expedient in accordance with ASC 606. The expedient, as described in ASC 606-10-50-14(a), applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Customers

The Company sold 100% of its crude oil and natural gas production to two customers for the years ended December 31, 2023, and 2022. Inherent to the industry is the concentration of crude oil, natural gas and natural gas liquids (“NGLs”) sales to a limited number of customers. This concentration has the potential to impact the Company’s overall exposure to credit risk in that its customers may be similarly affected by changes in economic and financial conditions, commodity prices or other conditions. Given the liquidity in the market for the sale of hydrocarbons, the Company believes the loss of any single purchaser, or the aggregate loss of several purchasers, could be managed by selling to alternative purchasers in the operating areas.

Warranty Obligations

The Company provides an assurance-type warranty that guarantees its products comply with agreed-upon specifications. This warranty is not sold separately and does not convey any additional goods or services to the customer; therefore, the warranty is not considered a separate performance obligation. As the Company typically incurs minimal claims under the warranties, no liability is estimated at the time goods are delivered, but rather at the point of a claim.

Other Revenue

Other revenue is generated from the fees the Company charges a single customer for the disposal of water, saltwater, brine, brackish water, and other water (collectively, “Water”) into the Company’s water injection system. Revenue recognized under the agreement is variable in nature and primarily based on the volume of Water accepted during the period.

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

In accordance with Accounting Standards Codification ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, the warrants issued in connection with the Private Notes Payable do not meet the criteria for equity classification due to the redemption right whereby the holder may require the Company to settle the warrant in cash 18 months after the closing of the MIPA, and must be recorded as liabilities. The warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

Forward Purchase Agreement Valuation

The Company has determined that the FPA Put Option, including the Maturity Consideration, within the Forward Purchase Agreement is (i) a freestanding financial instrument and (ii) a liability (i.e., an in-substance written put option). This liability was recorded as a liability at fair value on the consolidated balance sheet as of the reporting date in accordance with ASC 480. The fair value of the liability was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over all simulated paths. The model also considered the likelihood of a dilutive offering of common stock.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of December 31, 2023, the Company’s cash balance exceeded the FDIC limit by $342,901. At December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Income Taxes

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Prior the closing of the Acquisition, the Predecessor elected to be treated as a partnership for income tax purposes and was not subject to federal, state, or local income taxes. Any taxable income or loss was recognized by the owners. Accordingly, no federal, state, or local income taxes have been reflected in the accompanying consolidated financial statements of the Predecessor. Significant differences may exist between the results of operations reported in these consolidated financial statements and those determined for income tax purposes primarily due to the use of different asset valuation methods for tax purposes.

Recent Accounting Pronouncements

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

NOTE 3 — BUSINESS COMBINATION

The Company entered into that certain Amended and Restated Membership Interest Purchase Agreement, dated as of August 28, 2023 (as amended, the “MIPA”), by and among HNRA, HNRA Upstream, LLC, a newly formed Delaware limited liability company which is managed by, and is a subsidiary of, HNRA (“OpCo”), and HNRA Partner, Inc., a newly formed Delaware corporation and wholly owned subsidiary of OpCo (“SPAC Subsidiary”, and together with the Company and OpCo, “Buyer” and each a “Buyer”), CIC Pogo LP, a Delaware limited partnership (“CIC”), DenCo Resources, LLC, a Texas limited liability company (“DenCo”), Pogo Resources Management, LLC, a Texas limited liability company (“Pogo Management”), 4400 Holdings, LLC, a Texas limited liability company (“4400” and, together with CIC, DenCo and Pogo Management, collectively, “Seller” and each a “Seller”), and, solely with respect to Section 6.20 of the MIPA, the Sponsor.

On November 15, 2023 (the “Closing Date”), as contemplated by the MIPA:

●	HNRA filed a Second Amended and Restated Certificate of Incorporation (the “Second A&R Charter”) with the Secretary of State of the State of Delaware, pursuant to which the number of authorized shares of HNRA’s capital stock, par value $0.0001 per share, was increased to 121,000,000 shares, consisting of (i) 100,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), (ii) 20,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share;

●	The current shares of common stock of HNRA were reclassified as Class A Common Stock, the Class B Common Stock have no economic rights but entitles its holder to one vote on all matters to be voted on by stockholders generally, holders of shares of Class A Common Stock and shares of Class B Common Stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by the Second A&R Charter;

●	(A) HNRA contributed to OpCo (i) all of its assets (excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by HNRA stockholders of their Redemption Rights (as defined below)) and (ii) 2,000,000 newly issued shares of Class B Common Stock (such shares, the “Seller Class B Shares”) and (B) in exchange therefor, OpCo issued to HNRA a number of Class A common units of OpCo (the “OpCo Class A Units”) equal to the number of total shares of Class A Common Stock issued and outstanding immediately after the closing (the “Closing”) of the transactions (the “Transactions”) contemplated by the HNRA (following the exercise by HNRA stockholders of their Redemption Rights) (such transactions, the “SPAC Contribution”);

●	Immediately following the SPAC Contribution, OpCo contributed $900,000 to SPAC Subsidiary in exchange for 100% of the outstanding common stock of SPAC Subsidiary (the “SPAC Subsidiary Contribution”); and

●	Immediately following the SPAC Subsidiary Contribution, Seller sold, contributed, assigned, and conveyed to (A) OpCo, and OpCo acquired and accepted from Seller, ninety-nine percent (99.0%) of the outstanding membership interests of Pogo Resources, LLC, a Texas limited liability company (“Pogo” or the “Target”), and (B) SPAC Subsidiary, and SPAC Subsidiary purchased and accepted from Seller, one percent (1.0%) of the outstanding membership interest of Target (together with the ninety-nine (99.0%) interest, the “Target Interests”), in each case, in exchange for (x) $900,000 of the Cash Consideration (as defined below) in the case of SPAC Subsidiary and (y) the remainder of the Aggregate Consideration (as defined below) in the case of OpCo (such transactions, together with the SPAC Contribution and SPAC Subsidiary Contribution, the “Acquisition”).

The “Aggregate Consideration” for the Pogo Business was (a), cash in the amount of $31,074,127 in immediately available funds (the “Cash Consideration”), (b) 2,000,000 Class B common units of OpCo (“OpCo Class B Units”) (the “Common Unit Consideration”), which will be equal to and exchangeable into 2,000,000 shares of Class A Common Stock issuable upon exercise of the OpCo Exchange Right (as defined below), as reflected in the amended and restated limited liability company agreement of OpCo that became effective at Closing (the “A&R OpCo LLC Agreement”), (c) and the 2,000,000 Seller Class B Shares, (d) $15,000,000 payable through a promissory note to Seller (the “Seller Promissory Note”), (e) 1,500,000 preferred units of OpCo (the “OpCo Preferred Units” and together with the Opco Class A Units and the OpCo Class B Units, the “OpCo Units”) of OpCo (the “Preferred Unit Consideration”, and, together with the Common Unit Consideration, the “Unit Consideration”), and (f) an agreement to, on or before November 21, 2023, Buyer shall settle and pay to Seller $1,925,873 from sales proceeds received from oil and gas production attributable to Pogo, including pursuant to its third party contract with affiliates of Chevron. At Closing, 500,000 Seller Class B Shares (the “Escrowed Share Consideration”) were placed in escrow for the benefit of Buyer pursuant to an escrow agreement and the indemnity provisions in the MIPA. The Aggregate Consideration is subject to adjustment in accordance with the MIPA.

OpCo A&R LLC Agreement

In connection with the Closing, HNRA and Pogo Royalty, LLC, a Texas limited liability company, an affiliate of Seller and Seller’s designated recipient of the Aggregate Consideration (“Pogo Royalty”), entered into an amended and restated limited liability company agreement of OpCo (the “OpCo A&R LLC Agreement”). Pursuant to the A&R OpCo LLC Agreement, each OpCo unitholder (excluding HNRA) will, subject to certain timing procedures and other conditions set forth therein, have the right(the “OpCo Exchange Right”) to exchange all or a portion of its OpCo Class B Units for, at OpCo’s election,(i) shares of Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each OpCo Class B Unit exchanged, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (ii) an equivalent amount of cash. Additionally, the holders of OpCo Class B Units will be required to exchange all of their OpCo Class B Units (a “Mandatory Exchange”) upon the occurrence of the following: (i) upon the direction of HNRA with the consent of at least fifty percent (50%) of the holders of OpCo Class B Units; or (ii) upon the one-year anniversary of the Mandatory Conversion Trigger Date. In connection with any exchange of OpCo Class B Units pursuant to the OpCo Exchange Right or acquisition of OpCo Class B Units pursuant to a Mandatory Exchange, a corresponding number of shares of Class B Common Stock held by the relevant OpCo unitholder will be cancelled.

Immediately upon the Closing, Pogo Royalty exercised the OpCo Exchange Right as it relates to 200,000 OpCo Class B units (and 200,000 shares of Class B Common Stock).

The OpCo Preferred Units will be automatically converted into OpCo Class B Units on the two-year anniversary of the issuance date of such OpCo Preferred Units (the “Mandatory Conversion Trigger Date”) at a rate determined by dividing (i) $20.00 per unit (the “Stated Conversion Value”), by (ii) the Market Price of the Class A Common Stock, (the “Conversion Price”). The “Market Price” means the simple average of the daily VWAP of the Class A Common Stock during the five (5) trading days prior to the date of conversion. On the Mandatory Conversion Trigger Date, the Company will issue a number of shares of Class B Common Stock to Seller equivalent to the number of OpCo Class B Units issued to Seller. If not exchanged sooner, such newly issued OpCo Class B Units shall automatically exchange into Class A Common Stock on the one-year anniversary of the Mandatory Conversion Trigger Date at a ratio of one OpCo Class B Unit for one share of Class Common Stock. An equivalent number of shares of Class B Common Stock must be surrendered with the OpCo Class B Units to the Company in exchange for the Class A Common Stock. As noted above, the OpCo Class B Units must be exchanged upon the one-year anniversary of the Mandatory Conversion Trigger Date.

Option Agreement

In connection with the Closing, HNRA Royalties, LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of HNRA (“HNRA Royalties”) and Pogo Royalty entered into an Option Agreement (the “Option Agreement”). Pogo Royalty owns certain overriding royalty interests in certain oil and gas assets owned by Pogo Resources, LLC (the “ORR Interest”). Pursuant to the Option Agreement, Pogo Royalty granted irrevocable and exclusive option to HNRA Royalties to purchase the ORR Interest for the Option Price (as defined below) at any time prior to November 15, 2024. The option is not exercisable while the Seller Promissory Note is outstanding.

The purchase price for the ORR Interest upon exercise of the option is: (i) (1) $30,000,000 the (“Base Option Price”), plus (2) an additional amount equal to interest on the Base Option Price of twelve percent (12%), compounded monthly, from the Closing Date through the date of acquisition of the ORR Interest, minus (ii) any amounts received by Pogo Royalty in respect of the ORR Interest from the month of production in which the effective date of the Option Agreement occurs through the date of the exercise of the option (such aggregate purchase price, the “Option Price”).

The Option Agreement and the option will immediately terminate upon the earlier of (a) Pogo Royalty’s transfer or assignment of all of the ORR Interest in accordance with the Option Agreement and (b) November 15, 2024. As consideration for the Option Agreement, the Company issued 10,000 shares of Class A common stock to Pogo Royalty with a fair value of $67,700. Pogo Royalty obtained the ORR Interest effective July 1, 2023, when the Predecessor transferred to Pogo Royalty an assigned and undivided royalty interest equal in amount to ten percent (10%) of the Predecessors’ interest all oil, gas and minerals in, under and produced from each lease. The Predecessor recognized a loss on sale of assets of $816,011 in connection with this transaction.

Backstop Agreement

In connection with the Closing, HNRA entered a Backstop Agreement (the “Backstop Agreement”) with Pogo Royalty and certain of HNRA’s founders listed therein (the “Founders”) whereby the Pogo Royalty will have the right (“Put Right”) to cause the Founders to purchase Seller’s OpCo Preferred Units at a purchase price per unit equal to $10.00 per unit plus the product of (i) the number of days elapsed since the effective date of the Backstop Agreement and (ii) $10.00 divided by 730. Seller’s right to exercise the Put Right will survive for six (6) months following the date the Trust Shares (as defined below) are not restricted from transfer under the Letter Agreement (as defined in the MIPA) (the “Lockup Expiration Date”).

As security that the Founders will be able to purchase the OpCo Preferred Units upon exercise of the Put Right, the Founders agreed to place at least 1,300,000 shares of Class A Common Stock into escrow (the “Trust Shares”), which the Founders can sell or borrow against to meet their obligations upon exercise of the Put Right, with the prior consent of Seller. HNRA is not obligated to purchase the OpCo Preferred Units from Pogo Royalty under the Backstop Agreement. Until the Backstop Agreement is terminated, Pogo Royalty and its affiliates are not permitted to engage in any transaction which is designed to sell short the Class A Common Stock or any other publicly traded securities of HNRA.

Founder Pledge Agreement

In connection with the Closing, HNRA entered a Founder Pledge Agreement (the “Founder Pledge Agreement”) with the Founders whereby, in consideration of placing the Trust Shares into escrow and entering into the Backstop Agreement, HNRA agreed: (a) by January 15, 2024, to issue to the Founders an aggregate number of newly issued shares of Class A Common Stock equal to 10% of the number of Trust Shares; (b) by January 15, 2024, to issue to the Founders number of warrants to purchase an aggregate number of shares of Class A Common Stock equal to 10% of the number of Trust Shares, which such warrants shall be exercisable for five years from issuance at an exercise price of $11.50 per shares; (c) if the Backstop Agreement is not terminated prior to the Lockup Expiration Date, to issue an aggregate number of newly issued shares of Class A Common Stock equal to (i) (A) the number of Trust Shares, divided by (B) the simple average of the daily VWAP of the Class A Common Stock during the five (5) Trading Days prior to the date of the termination of the Backstop Agreement, subject to a minimum of $6.50 per share, multiplied by (C) a price between $10.00-$13.00 per share (as further described in the Founder Pledge Agreement), minus (ii) the number of Trust Shares; and (d) following the purchase of OpCo Preferred Units by a Founder pursuant to the Put Right, to issue a number of newly issued shares of Class A Common Stock equal to the number of Trust Shares sold by such Founder. Until the Founder Pledge Agreement is terminated, the Founders are not permitted to engage in any transaction which is designed to sell short the Class A Common Stock or any other publicly traded securities of HNRA.

The above description of the Founder Pledge Agreement is a summary only and is qualified in its entirety by the text of the Founder Pledge Agreement. In consideration for entering into the Backstop agreement, the Company issued the Founders an aggregate of 134,500 shares of Class A Common Stock, with a fair value of $910,565 based on the closing price of the Company’s common stock of $6.77 on November 15, 2023.

The Acquisition was accounted for as a business combination under ASC 805. The purchase price of the Pogo Business has been allocated to the assets acquired and liabilities assumed based on their estimated relative fair values as follows:

Purchase Price:
Cash	$31,074,127
Side Letter payable	1,925,873
Promissory note to Sellers of Pogo Business	15,000,000
10,000 HNRA Class A Common shares for Option Agreement	67,700
200,000 HNRA Class A Common shares	1,354,000
1,800,000 OpCo Class B Units	12,186,000
1,500,000 OpCo Preferred Units	21,220,594
Total purchase consideration	$82,828,294

Purchase Price Allocation
Cash	$246,323
Accounts receivable	3,986,559
Prepaid expenses	368,371
Oil & gas reserves	93,809,392
Derivative assets	51,907
Accounts payable	(2,290,475)
Accrued liabilities and other	(1,244,633)
Revenue and royalties payable	(775,154)
Revenue and royalties payable, related parties	(1,199,420)
Short-term derivative liabilities	(27,569)
Deferred tax liabilities	(8,528,772)
Asset retirement obligations, net	(893,235)
Other liabilities	(675,000)
Net assets acquired	$82,828,294

The fair value of the Class A common shares is based on the closing price of the Company’s common stock at November 15, 2023, which was $6.77. The fair value of the OpCo Class B Units is based on the equivalent of 1,800,000 shares of Class A common stock and the same closing price. The fair value of the OpCo Preferred Units was estimated based on the present value of the maximum Stated Conversion Value of 1,500,000 units over the two-year period using a weighted average cost of capital.

As of December 31, 2023, the Company owes $645,873 of the Side Letter payable, included in accrued expenses and other current liabilities on the consolidated balance sheet.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations of the combined Successor Predecessor companies for the year ended December 31, 2023 and 2022 as if the Acquisition occurred on January 1, 2022. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Year ended December 31,
	2023	2022
Revenue	$27,214,143	$31,409,762
Operating income	4,962,026	8,809,272
Net income	1,486,496	3,522,642
Net income per common share	$0.28	$0.67
Weighted Average common shares outstanding	5,235,131	5,220,788

NOTE 4 — DERIVATIVES

Derivative Activities

The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs, which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments. The company has historically used crude diff swaps, fixed price swaps, and costless collars. As of December 31, 2023, the Company’s derivative financial instruments consisted of costless collars and crude diff swaps, which are described below:

Costless Collars

Arrangements that contain a fixed floor price (“purchased put option”) and a fixed ceiling price (“sold call option”) based on an index price which, in aggregate, have no net cost. At the contract settlement date, (1) if the index price is higher than the ceiling price, the Company pays the counterparty the difference between the index price and ceiling price, (2) if the index price is between the floor and ceiling prices, no payments are due from either party, and (3) if the index price is below the floor price, the Company will receive the difference between the floor price and the index price.

Additionally, the Company will occasionally purchase an additional call option at a higher strike price than the aforementioned fixed ceiling price. Often this is accomplished in conjunction with the costless collar at no additional cost. If an additional call option is utilized, at the contract settlement date, (1) if the index price is higher than the sold call strike price but lower than the purchased option strike price, then the Company pays the difference between the index price and the sold call strike price, (2) if the index price is higher than the purchased call price, then the company pays the difference between the purchased call option and the sold call option, and the company receives payment of the difference between the index price and the purchased option strike price, (3) if the index price is between the purchased put strike price and the sold call strike price, no payments are due from either party, (4) if the index price is below the floor price, the Company will receive the difference between the floor price and the index price.

The following table sets forth the derivative volumes by period as of December 31, 2023 for the Company:

	Price collars
Period	Volume (Bbls/month)	Weighted average floor price ($/Bbl)	Weighted average ceiling price ($/Bbl)	Weighted average sold call ($/Bbl)
Q1-Q2 2024	9,000	$70.00	$91,90	$91.90
Q3-Q4 2024	9,000	$70.00	$85.50	$85.50

The following table sets forth the derivative volumes by period as of December 31, 2022 for the Predecessor:

	Price collars
Period	Volume (Bbls/month)	Weighted average floor price ($/Bbl)	Weighted average ceiling price ($/Bbl)	Weighted average sold call ($/Bbl)
Q1-Q2 2023	20,000	$63.75	$97.79	$76.06
Q3-Q4 2023	20,000	$65.00	$100.00	$72.25

Crude price differential swaps

During the year ended December 31, 2023, the Company has entered into commodity swap contracts that are effective over the next 1 to 24 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations. The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2023:

Commodity Swaps
		Weighted
	Volume	average
Period	(Bbls/month)	price ($/Bbl)
Q1-Q4 2024	3,000	$71.30
Q1-Q4 2025	3,000	$67.96

Derivative Assets and Liabilities

As of December 31, 2023 and 2022, the Company is conducting derivative activities with one counterparty, which is secured by the lender in the Company’s bank credit facility. The Company believes the counterparty is acceptable credit risk, and the credit worthiness of the counterparty is subject to periodic review. The assets and liabilities are netted given that all positions are held by a single counterparty and subject to a master netting arrangement. The combined fair value of derivatives included in the accompanying consolidated balance sheets as of December 31, 2023 and 2022 is summarized below.

	As of December 31, 2023 (Successor)
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$583,035	$(191,547)	$391,488
Long-term derivative asset	76,199	—	76,199
Short-term derivative liability	(191,547)	(191,547)	—
Long-term derivative liability	—	—	—
Total derivative asset			$467,687

	As of December 31, 2022 (Predecessor)
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$1,596,361	$1,596,361	$—
Long-term derivative asset	—	—	—
Short-term derivative liability	(2,787,715)	1,596,361	(1,191,354)
Long-term derivative liability	—	—	—
Total derivative liability			$(1,191,354)

The effects of the Company’s derivatives on the consolidated statements of operations are summarized below:

	Successor	Predecessor
	November 15, 2023 to December 31, 2023	January 1, 2023 to November 14, 2023	For the year ended December 31, 2022
Total gain on unsettled derivatives	$443,349	$1,215,693	$2,185,000
Total loss on settled derivatives	(102,541)	(1,163,736)	(6,978,790)
Net gain (loss) on derivatives	$340,808	$51,957	$(4,793,790)

NOTE 5 — LONG-TERM DEBT AND NOTES PAYABLE

The Company’s debt instruments are as follows:

	December 31, 2023	December 31, 2022
	Successor	Predecessor
Senior Secured Term Loan	$27,680,703	$-
Predecessor Revolving Credit Facility	-	26,750,000
Seller Promissory Note	15,000,000	-
Private loans	3,469,500	-
Total	46,150,203	26,750,000
Less: discount	(2,147,346)	-
Less: current portion including discount	(6,516,651)	-
Long-term debt, net of current portion	$37,486,206	$26,750,000

Senior Secured Term Loan Agreement

In connection with the Closing, HNRA (for purposes of the Loan Agreement, the “Borrower”) and First International Bank & Trust (“FIBT” or “Lender”), OpCo, SPAC Subsidiary, Pogo, and LH Operating, LLC (for purposes of the Loan Agreement, collectively, the “Guarantors” and together with the Borrower, the “Loan Parties”), and FIBT entered into a Senior Secured Term Loan Agreement on November 15, 2023 (the “Loan Agreement”), setting forth the terms of a senior secured term loan facility in an aggregate principal amount of $28,000,000 (the “Term Loan”).

Pursuant to the terms of the Term Loan Agreement, the Term Loan was advanced in one tranche on the Closing Date. The proceeds of the Term Loan were used to (a) fund a portion of the purchase price, (b) partially fund a debt service reserve account funded with $2,600,000 at the Closing Date, (c) pay fees and expenses in connection with the purchase and the closing of the Term Loan and (e) other general corporate purposes. The Term Loan accrues interest at a per annum rate equal to the FIBT prime rate plus 6.5% and fully matures on the third anniversary of the Closing Date (“Maturity Date”). Payments of principal and interest will be due on the 15th day of each calendar month, beginning December 15, 2023, each in an amount equal to the Monthly Payment Amount (as defined in the Term Loan Agreement), except that the principal and interest payment due on the Maturity Date will be in the amount of the entire remaining principal amount of the Term Loan and all accrued but unpaid interest then outstanding. An additional one-time payment of principal is due on the date the annual financial report for the year ending December 31, 2024, is due to be delivered by Borrower to Lender in an amount that Excess Cash Flow (as defined in the Term Loan Agreement) exceeds the Debt Service Coverage Ratio (as defined in the Term Loan Agreement) of 1.35x as of the end of such quarter; provided that in no event shall the amount of the payment exceed $5,000,000.

The Borrower may elect to prepay all or a portion greater than $1,000,000 of the amounts owed prior to the Maturity Date. In addition to the foregoing, the Borrower is required to prepay the Term Loan with the net cash proceeds of certain dispositions and upon the decrease in value of collateral.

On the Closing Date, Borrower deposited $2,600,000 into a Debt Service Reserve Account (the “Debt Service Reserve Account”) and, within 60 days following the Closing Date, Borrower must deposit such additional amounts such that the balance of the Debt Service Reserve Account is equal to $5,000,000 at all times. The Debt Service Reserve Account may be used by Lender at any time and from time to time, in Lender’s sole discretion, to pay (or to supplement Borrower’s payments of) the obligations due under the Term Loan Agreement.

The Term Loan Agreement contains affirmative and restrictive covenants and representations and warranties. The Loan Parties are bound by certain affirmative covenants setting forth actions that are required during the term of the Term Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, the Loan Parties from time to time will be bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Term Loan Agreement without prior written consent, including, without limitation, incurring certain additional indebtedness, entering into certain hedging contracts, consummating certain mergers, acquisitions or other business combination transactions, consummating certain dispositions of assets, making certain payments on subordinated debt, making certain investments, entering into certain transactions with affiliates, and incurring any non-permitted lien or other encumbrance on assets. The Term Loan Agreement also contains other customary provisions, such as confidentiality obligations and indemnification rights for the benefit of the Lender. The Company was in compliance with covenants of the Term Loan Agreement as of December 31, 2023.

Pledge and Security Agreement

In connection with the Term Loan, FIBT and the Loan Parties entered into a Pledge and Security Agreement on November 15, 2023 (the “Security Agreement”), whereby the Loan Parties granted a senior security interest to FIBT on all assets of the Loan Parties, except certain excluded assets described therein, including, among other things, any interests in the ORR Interest.

Guaranty Agreement

In connection with the Term Loan, FIBT and the Loan Parties entered into a Guaranty Agreement on November 15, 2023 (the “Guaranty Agreement”), whereby the Guarantors guaranteed payment and performance of all Loan Parties under the Term Loan Agreement.

The Company paid deferred finance costs of $1,093,318 related to the loan, which are reflect as debt discount. For the period from November 15, 2023 to December 31, 2023, the Company amortized $56,422 to interest expense. As of December 31, 2023, the principal balance on the Term Loan was $27,680,7063, unamortized discount was $1,036,895 and accrued interest was $173,004.

Subordination Agreement

In connection with the Term Loan and the Seller Promissory Note, the Lenders, the Sellers and the Company entered into a Subordination Agreement whereby the Sellers cannot require repayment, nor commence any action or proceeding at law or equity against the Company or the Lenders to recover any or all of the unpaid Seller Promissory Note until the Term Loan is repaid in full.

Seller Promissory Note

In connection with the Closing, OpCo issued the Seller Promissory Note to Pogo Royalty in the principal amount of $15,000,000. The Seller Promissory Note matures on May 15, 2024, bears an interest rate equal 12% per annum, and contains no penalty for prepayment. If the Seller Promissory Note is not repaid in full on or prior to its stated maturity date, OpCo will owe interest from and after default equal to the lesser of 18% per annum and the highest amount permissible under law, compounded monthly. The Seller Promissory Note is subordinated to the Term Loan as discussed above. Accrued interest on the Seller Promissory Note was $277,397 as of December 31, 2023. As a result of the Subordination Agreement, the Company has classified the Seller Promissory Note as a long-term liability on the consolidated balance sheet.

Private Notes Payable

Prior to December 31, 2023 the Company entered into various unsecured promissory notes with existing investors of the Company for total principal of $5,434,000 (the “Private Notes Payable”). The Private Notes Payable bear interest at the greater of 15% or the highest rate allowed under law, and have a stated maturity date of the five-year anniversary of the closing of the MIPA. The investors may demand repayment beginning six months after the closing of the MIPA. The investors also received common stock warrants equal to the principal amount funded. Each warrant entitles the holder to purchase three quarters of one share of common stock at a price of $11.50. Each warrant will become exercisable on the closing date of the MIPA and is exercisable through the five-year anniversary of the promissory note agreement date. The warrants also grant the holder a one-time redemption right to require the Company pay the holder in cash equal to $1 per warrant 18 months following the closing of the MIPA, or May 15, 2025. A total of 5,434,000 warrants were issued to these investors. Based on the redemption right present in these warrants, the warrants are accounted for as a liability in accordance with ASC 480 and ASC 815 and a debt discount on the Private Notes Payable, with the changes in fair value of the warrants recognize in the statement of operations.

On November 13, 2023, the Company entered into exchange agreements (“Exchange Agreements”) with certain holders of Private Notes Payable, The Company issued 451,563 shares of Class A common stock to certain holders of the Private Notes Payable to settle aggregate principal of $2,089,500 and aggregate accrued interest of $168,271, and recognized a loss on extinguishment of $2,280,437 based on the fair value of the shares of common stock issued at the date of the Exchange Agreements.

The Company is amortizing the debt discount through a period of six months from the Closing Date. The Company recognized amortization of debt discount of $1,135,131 during the period from November 15, 2023 to December 31, 2023. Accrued interest on the promissory notes was $158,801 as of December 31, 2023.

Predecessor Revolving Credit Facility

On June 25, 2019, the Predecessor entered into a credit agreement (the “Credit Agreement”) with a banking institution for a revolving credit facility (the “Predecessor Revolver”) that provided for a maximum facility amount of $50,000,000 and a letter of credit sublimit not to exceed ten percent of the available borrowing base. As of December 31, 2022, the Company had $26,750,000 of outstanding borrowings under the Revolver and $702,600 of letters of credit outstanding As of November 14, 2023, the balance of the Predecessor Revolver was $23,750,000. The Predecessor Revolver was not assumed by the Company in the MIPA, and was settled by the Sellers from its proceeds from the sale of Pogo to the Company.

Future Maturities of Long-term debt

The following summarizes the Company’s maturities of debt instruments:

Principal
Fiscal year ended:
December 31, 2024	$7,627,102
December 31, 2025	10,558,077
December 31, 2026	27,965,024
December 31, 2027	—
Total	$46,150,203

NOTE 6 — FORWARD PURCHASE AGREMENT

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

The FPA Seller has agreed to waive any redemption rights with respect to any Recycled Shares in connection with the Closing, as well as any redemption rights under the Company’s certificate of incorporation that would require redemption by the Company.

Pursuant to the Forward Purchase Agreement, the FPA Seller obtained 50,070 shares (“Recycled Shares”) and such purchase price of $545,356, or $10.95 per share, was funded by the use of HNRA trust account proceeds as a partial prepayment (“Prepayment Amount”), and the FPA Seller may purchase an additional 504,425 additional shares under the Forward Purchase Agreement, for the Forward Purchase Agreement redemption 3 years from the date of the Acquisition (“Maturity Date”).

The FPA Seller received an additional $1,004,736 in cash from the Trust Account related to reimbursement for 90,000 shares of Class A Common stock purchased by the FPA Seller in connection with the transactions at the redemption price of $10.95 per share and transaction fees.

The Maturity Date may be accelerated, at the FPA Sellers’ discretion, if the Company share price trades below $3.00 per share for any 10 trading days during a 30-day consecutive trading-day period or the Company is delisted. The Company’s common stock traded below minimum trading price during the period from November 15, 2023 to December 31, 2023, but no acceleration of the Maturity Date has been executed by the FPA Seller to date.

The fair value of the prepayment was $14,257,648 at inception of the agreement, $6,066,324 as of the Closing date and was $6,067,094 as of December 31, 2023, and is included as a reduction of additional paid-in capital on the consolidated statement of stockholders’ equity. The estimated fair value of the Maturity Consideration is $1,704,416. The Company recognized a gain from the change in fair value of the Forward Purchase Agreement of $3,268,581 during the period from November 15, 2023 to December 31, 2023.

 NOTE 7 — STOCKHOLDERS’ EQUITY

On November 15, 2023, as contemplated by the MIPA, HNRA filed the Second A&R Charter with the Secretary of State of the State of Delaware, pursuant to which the number of authorized shares of HNRA’s capital stock, par value $0.0001 per share, was increased to 121,000,000 shares, consisting of (i) 100,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), (ii) 20,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share.

As part of the Closing on November 15, 2023, all previously issued and outstanding shares of HNRA common stock were converted into Class A common shares. Prior to the Closing, there were 3,006,250 shares of non-redeemable common stock and 4,509,403 shares of redeemable common stock outstanding. In connection with the Business Combination, holders of 3,323,707 shares of common stock properly exercised their right to have their public shares redeemed for a pro rata portion of the Trust Account. The holders received $36,383,179 of cash proceeds from the Trust Account.

As part of the consideration to effect the Acquisition, the Company issued 2,000,000 Class B common shares to the Sellers. Immediately upon the Closing, Pogo Royalty exercised the OpCo Exchange Right as it relates to 200,000 OpCo Class B units (and 200,000 shares of Class B Common Stock), and received 200,000 shares of Class A common stock.

In consideration for entering into the Backstop agreement, the Company issues the Founders an aggregate of 134,500 shares of Class A Common Stock, with a fair value of $910,565 based on the closing price of the Company’s Class A Common Stock on November 15, 2023 of $6.77 per share. Also, in connection with the Closing, the Company issued 20,000 shares of common stock with a fair value of $135,400 to two consultants for due diligence costs. The stock based compensation expense related to these issuances is included in general and administrative expenses on the Successor consolidated statement of operations. The Company also issued 89,000 shares of common stock to a company controlled by the Company’s CEO in satisfaction of $900,000 of the finder’s fee. See Note 9.

As of December 31, 2023, there were 5,235,131 Class A common shares and 1,800,000 Class B common shares outstanding.

Non-Redemption Agreement

On November 13, 2023, the Company entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Backstop Investor”) (the “Non-Redemption Agreement”) pursuant to which Backstop Investor agreed to reverse the redemption of 600,000 shares of common stock, par value $0.0001 per share, of HNRA (“Common Stock”). Immediately upon consummation of the closing of the transactions contemplated by the MIPA (the “Closing”), HNRA paid the Backstop Investor, in respect of the Backstop Investor Shares, an amount in cash equal to (x) the Backstop Investor Shares, multiplied by (y) the Redemption Price (as defined in HNRA’s amended and restated certificate of incorporation) minus $5.00, or $3,567,960. The Company paid the BackStop Investor a total of $6,017,960 in cash related to the Non-Redemption Agreement from proceeds of the Trust Account

Common Stock Purchase Agreement

On October 17, 2022, the Company entered into a common stock purchase agreement (as amended, the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). On March 7, 2024, we entered into an Amendment No. 1 to the Common Stock Purchase Agreement. Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $150,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, par value $0.0001 per share, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. Capitalized terms used but not otherwise defined herein shall have the meaning given to such terms by the Common Stock Purchase Agreement.

Subject to the satisfaction of certain customary conditions including, without limitation, the effectiveness of a registration statement registering the shares issuable pursuant to the Common Stock Purchase Agreement, the Company’s right to sell shares to White Lion will commence on the effective date of the registration statement and extend until December 31, 2026. During such term, subject to the terms and conditions of the Common Stock Purchase Agreement, the Company may notify White Lion when the Company exercises its right to sell shares (the effective date of such notice, a “Notice Date”). The number of shares sold pursuant to any such notice may not exceed (i) the lower of (a) $2,000,000 and (b) the dollar amount equal to the product of (1) the Effective Daily Trading Volume (2) the closing price of common stock on the Effective Date (3) 400% and (4) 30%, divided by the closing price of common stock on NYSE American preceding the Notice Date and (ii) a number of shares of common stock equal to the Average Daily Trading Volume multiplied by the Percentage Limit.

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

In consideration for the commitments of White Lion, as described above, the Company issued 138,122 shares of Class A common stock to White Lion in satisfaction of a $1,500,000 commitment fee pursuant to the terms of the Common stock Purchase Agreement at a price of $10.86 per share, which is include in general and administrative expenses on the consolidated statement of operations of the Successor.

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

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows:

Derivatives

The Company’s commodity price derivatives primarily represent crude oil collar contracts (some with long calls), fixed price swap contracts and differential swap contracts. The asset and liability measurements for the Company’s commodity price derivative contracts are determined using Level 2 inputs. The asset and liability values attributable to the Company’s commodity price derivatives were determined based on inputs that include, but not limited to, the contractual price of the underlying position, current market prices, crude oil forward curves, discount rates, and volatility factors. The Company had a net derivative asset of $467,687 as of December 31, 2023 and the Predecessor had a net derivative liability of $1,191,354 as of December 31, 2022.

Forward Purchase Agreement

The fair value upon issuance of the Forward Purchase Agreement (both the FPA Put Option liability and Fixed Maturity Consideration) and the change in fair value from issuance to December 31, 2023 is included in other expense, net in the consolidated statements of operations and comprehensive loss. The fair value of the FPA was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over all simulated paths. The Maturity Consideration was also valued as part of this model as the timing of the payment of the Maturity Consideration may be accelerated if the Maturity Date is accelerated. The model also considered the likelihood of a dilutive offering of common stock.

The following table represents the weighted average inputs used in calculating the fair value of the prepaid forward contract and the Maturity Consideration as of December 31, 2023:

December 31, 2023
Successor
Stock price	$2.03
Term (in years)	2.11
Expected volatility	40.7%
Risk-free interest rate	3.96%
Expected dividend yield	—%

The Company estimated the likelihood of a Dilutive Offering at a price of $5.00 per share to be 50% within nine months of December 31, 2023. The FPA estimated fair value is considered a level 3 fair value measurement.

Warrant Liability

Based on the redemption right present in the warrants issued in connection with promissory notes, the warrants are accounted for as a liability in accordance with ASC 480 and ASC 815, with the changes in fair value of the warrants recognize in the statement of operations.

The Company valued the warrants using the trading prices of the Public Warrants, which mirror the terms of the note payable warrants. The Company also estimated the fair value of the redemption put using a present value calculation for the time from the Closing Date of the MIPA through the 18-month redemption date and an estimated discount rate of 15%. The initial fair value of the warrant liabilities for warrants issued during the period was $4,506,312 and was recognized as debt discount. The estimated fair value of the warrants and redemption put was $4,777,970 as of December 31, 2023, and the Company recognized a change in fair value of the warrant liability of a gain of $187,704 during the period from November 15, 2023 to December 31, 2023. The warrant liability estimated fair value is considered a level 3 fair value measurement.

Nonrecurring Basis

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, accounts payable and accrued expenses, approximates their fair value due to the short maturity of such instruments. Financial instruments also consist of debt for which fair value approximates carrying values as the debt bears interest at fixed or variable rates which are reflective of current rates otherwise available to the Company. The Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

NOTE 9 — RELATED PARTY TRANSACTIONS

On May 5, 2022, the Company entered into a Referral Fee and Consulting Agreement (the “Consulting Agreement”) with Alexandria VMA Capital, LLC (“Alexandria”), an entity controlled by Mr. Caravaggio, who became the Company’s CEO on December 17, 2023. Pursuant to the Consulting Agreement, Alexandria provided information and contacts with suitable investments and acquisition candidates for the Company’s initial business combination. In addition, Alexandria provided due diligence, purchasing and negotiating strategy advice, organizational and operational advice, and such other services as requested by the Company. In consideration of the services provided by Alexandria, the Company paid to Alexander Capital a referral fee of $1,800,000 equal to 2% of the total value of the Company’s business combination, with half being paid by the issuance of 89,000 shares of the Company’s Class A Common Stock. No gain was recognized on the issuance of these shares for the difference in the fair value of the shares and the $900,000 payable due to the related party nature of the transaction. The remaining $900,000 was reflected as accounts payable. As of December 31, 2023, the Company owes $762,000 of the fee.

On January 20, 2023, January 27, 2023, and February 14, 2023, Mr. Caravaggio entered into Private Notes Payable with the Company. Pursuant to the Private Notes Payable, Mr. Caravaggio paid an aggregate amount of $179,000 and received promissory notes in the aggregate principal amount of $179,000, accruing interest at a rate of 15% per annum, and common stock warrants to purchase an aggregate of 179,000 shares of Class A Common Stock of the Company at an exercise price of $11.50 per share. The warrants issued to Mr. Caravaggio are identical to the Public Warrants that are publicly traded on the NYSE American under the symbol “HNRAQ” in all material respects, except that the warrants were not transferable, assignable or salable until 30 days after the Company’s initial business combination. The warrants are exercisable on the same basis as the Public Warrants.

On November 13, 2023, pursuant to an Exchange Agreement, the Company agreed with Dante Caravaggio to exchange, in consideration of the surrender and forgiveness of an aggregate amount (including principal and interest accrued thereon) of $100,198 due under the Private Notes Payable, for 20,040 shares of Class A Common Stock at a price per share equal to $5.00 per share. The Company recognized a loss extinguishment of $101,204 in connection with this transaction.

Pursuant to the Founder Pledge Agreement, upon the Closing, the Company issued 30,000 shares of Class A Common Stock to Dante Caravaggio, LLC, an entity controlled by Mr. Caravaggio with a fair value of $203,100.

On February 14, 2023, the Company entered into a consulting agreement with Donald Orr, the Company’s former President, which became effective upon the closing of the MIPA for a term of three years. Under the agreement, the Company will pay Mr. Orr an initial cash amount of $25,000, an initial award of 60,000 shares of common stock, a monthly payment of $8,000 for the first year of the agreement and $12,000 per month for the remaining two years, and two grants, each consisting of restricted stock units (“RSUs”) calculated by dividing $150,000 by the stock price on the one year and two year anniversary of the initial Business Combination. Each of the RSU awards will vest upon the one year and two-year anniversary of the grants. In the event of termination of Mr. Orr without cause, Mr. Orr will be entitled to 12 months of the monthly payment in effect at that time, and the RSU awards issued to Mr. Orr shall fully vest. The 60,000 RSU’s were approved by the Board and issued in March of 2024.

On February 15, 2023, the Company entered into a consulting agreement with Rhône Merchant House, Ltd. (“RMH Ltd”), a company control by the Company’s former Chairman and CEO Donald H. Goree, which became effective upon the closing of the MIPA for a term of three years. Under the agreement, the Company will pay to RMH Ltd an initial cash amount of $50,000, an initial award of 60,000 shares of common stock, a monthly payment of $22,000, and two grants, each consisting of RSUs calculated by dividing $250,000 by the stock price on the one year and two-year anniversary of the initial Business Combination. Each of the RSU awards will vest upon the one year and two-year anniversary of the grants. In the event of termination of RMH Ltd. without cause, RMH Ltd. will be entitled to $264,000, and the RSU awards issued to RMH Ltd. shall fully vest. The 30,000 RSU’s were approved by the Board of Directors and issued in March of 2024.

Predecessor

In December of 2022, the Predecessor entered into a related party promissory note receivable agreement with an entity controlled by owners of the Company in an amount of $4,000,000. The loan bore interest at a rate equal to that of the rate that the Company pays to borrow funds for its own account plus 0.5%. The loan was retired at the Closing Date by the Sellers.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Registration Rights Agreement (Founder Shares)

The holders of the Founder Shares and the Private Placement Units and warrants that may be issued upon conversion of Private Notes Payable (and any shares of common stock issuable upon the exercise of the Private Placement Units or warrants issued upon conversion of the working capital loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Initial Public Offering. The holders of these securities are entitled to make up to three demands in the case of the founder shares, excluding short form registration demands, and one demand in the case of the private placement warrants, the working capital loan warrants and, in each case, the underlying shares that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. In the case of the private placement warrants, representative shares issued to EF Hutton, the demand registration rights provided will not be exercisable for longer than five years from the effective date of the registration statement in compliance with FINRA Rule 5110(f)(2)(G)(iv) and the piggyback registration right provided will not be exercisable for longer than seven years from the effective date of the registration statement in compliance with FINRA Rule 5110(f)(2)(G)(v). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Contingencies

The Company is a party to various legal actions arising in the ordinary course of its businesses. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s exposure and ultimate losses may be higher, and possibly significantly more, than the amounts accrued.

Environmental

From time to time, and in the ordinary course of business, the Company may be subject to certain environmental liabilities. Environmental expenditures that relate to an existing condition caused by past operations and have no future economic benefits are expensed. Environmental expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities for expenditures that will not qualify for capitalization are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable. Environmental liabilities normally involve estimates that are subject to revision until settlement or remediation occurs.

As of December 31, 2023 (Successor) and December 31, 2022 (Predecessor), the Company and the Predecessor recorded an environmental remediation liability of $675,000 relating to an oil spill at one of the Company’s producing sites in fiscal year 2017 which is recorded in other liabilities in the consolidated balance sheets. The producing site was subsequently sold in 2019 and the Predecessor indemnified the purchaser for the remediation costs. Management based the remediation liability on the undiscounted cost received from third- party quotes to remediate the spill. As of December 31, 2023, the Company does not believe it is likely remediation will be required in the next five years.

NOTE 11 — INCOME TAXES

Predecessor

Prior the closing of the Acquisition, the Predecessor elected to be treated as a partnership for income tax purposes and was not subject to federal, state, or local income taxes. Any taxable income or loss was recognized by the owners. Accordingly, no federal, state, or local income taxes have been reflected in the accompanying consolidated financial statements of the Predecessor.

Successor

As of December 31, 2023, the Company’s net deferred tax assets were as follows:

December 31, 2023
Deferred tax assets
Federal net operating loss	$454,225
Transaction costs	1,441,904
Other debt costs	885,890
Stock-based compensation	268,405
Other	3,611
Total deferred tax assets	3,054,035
Deferred tax liabilities
Oil and natural gas properties	(9,097,162)
Unrealized gain on derivatives	(120,013)
Total deferred tax assets	(9,217,175)
Net deferred tax liabilities	(6,163,140)
Valuation allowance for deferred tax assets	-
Net Deferred tax liability, net of allowance	$(6,163,140)

The income tax provision consists of the following:

For the period from
November 15, 2023 to December 31, 2023
Current income tax (benefit) expense
Federal	$(22,007)
State	-
Total current income tax benefit	(22,007)
Deferred tax (benefit) expense:
Federal	(1,467,62)
State	(325,795)
Valuation allowance	(571,975)
Total deferred income tax (benefit) expense	(2,365,632)
Total income tax (benefit) expense	$(2,387,639)

As of December 31, 2023, the Company had $1,770,098 of estimated U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

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

Under the Tax Cuts and Jobs Act, net operating losses incurred after December 31, 2017 can only offset 80% of taxable income. However, these net operating losses may be carried forward indefinitely instead of limited to twenty years under previous tax law. Carryback of these losses is no longer permitted. The CARES Act temporarily removed the 80% of taxable income limitation to allow NOL carryforwards to fully offset income. For tax years beginning after 2021, the Company can take: (1) a 100% deduction of NOLs arising in tax years prior to 2018, and (2) a deduction limited to 80% of modified taxable income for NOLs arising in tax years after 2017.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

For the period from
November 15, 2023 to December 31, 2023
Statutory federal income tax rate	21.00%
State Taxes (Net of Federal Benefit)	2.86%
Permanent Differences	(8.11)%
Change in valuation allowance	5.02%
Other	0.19%
Income tax provision	20. 97%

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to permanent differences between GAAP income and taxable income. Periods prior to November 15, 2023 are not shown because the Predecessors were treated as partnerships for U.S. federal income tax purposes and therefore do not record a provision for U.S. federal income tax because the partners of the Predecessors report their share of the Predecessors’ income or loss on their respective income tax returns. The Predecessors are required to file tax returns on Form 1065 with the IRS. The 2021 through 2023 tax years remain open to examination.

The Company files income tax returns in the U.S. federal jurisdiction, Texas and New Mexico, and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. Significant differences may exist between the results of operations reported in these consolidated financial statements and those determined for income tax purposes primarily due to the use of different asset valuation methods for tax purposes.

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued.

Subsequent to December 31, 2023, the Company received an additional $350,000 in cash proceeds under unsecured promissory notes with investors with the same terms as those disclosed in Note 5. The Company issued an additional 350,000 warrants with an exercise price of $11.50 to these investors in connection with the agreements.

On March 4, 2024, the Compensation Committee of the Board of Directors approved awards of restricted stock units (“RSU’s”) to various employees, non-employee directors and consultants. Non-employee directors received an aggregate of 224,500 RSU’s, with 112,000 RSU’s vesting over 3 years beginning November 15, 2024, and 112,500 RSU’s fully vesting at November 15, 2024. Employees received a total of 285,000 RSU’s, including 50,000 RSU’s each to the Company’s CEO, CFO and General Counsel pursuant to their employment agreements. A total of 35,000 RSU’s of the employee RSU’s vest immediately, with the remainder over 3 years beginning November 15, 2024. The awards also included 60,000 RSU’s pursuant to the agreement with RMH, Ltd., and 30,000 RSU’s to the Company’s former President. These consultant awards vest on November 15, 2024.

On March 7, 2024, the Company entered into an Amendment No. 1 to Common Stock Purchase Agreement (the “Amendment”) with White Lion. Pursuant to the Amendment, the Company and White Lion agreed to a fixed number of Commitment Shares equal to 440,000 shares of common stock to be issued to White Lion in consideration for commitments of White Lion under the Common Stock Purchase Agreement, which the Company agreed to include all of the Commitment Shares on the Initial Registration Statement filed by the Company. The Company has not yet issued the additional 301,878 shares of common stock to White Lion.

In addition, pursuant to the Amendment, the Company may, from time to time while a Purchase Notice is active, issue a Rapid Purchase Notice to White Lion which the parties will close on the Rapid Purchase within two Business Days of the applicable Rapid Purchase Date. Furthermore, White Lion agreed that, on any single Business Day, it shall not publicly resell an aggregate amount of Commitment Shares in an amount that exceeds 7% of the daily trading volume of the Common Stock for the preceding Business Day.

Finally, pursuant to the Amendment, the Company’s right to sell shares of common stock to White Lion will now extend until December 31, 2026.

On April 18, 2024, the Company and FIBT entered into a Second Amendment to Term Loan Agreement (the “Amendment”) effective as of March 31, 2024. Pursuant to the Amendment, the Term Loan Agreement was modified to provide that the Company must, on or before December 31, 2024, deposit funds in a Debt Service Reserve Account (as defined in the Loan Agreement) such that the balance of the account equals $5,000,000 and FIBT waived the provision that such amount had to be deposited within 60 days of the closing date of the Loan Agreement. In addition, the Amendment provides that, if at any time prior to December 31, 2024, the Company or any of its affiliates enter into a sale leaseback transaction with respect to any of its equipment, the Company will deposit an amount equal to the greater of (A) $500,000 or (B) 10% of the proceeds of such transaction into the Debt Service Reserve Account on the effective date of such sale and leaseback transaction.

On April 17, 2024, the Company received a notice (the “NYSE Notice”) from the NYSE American LLC (the “NYSE American”) that the Company is not in compliance with NYSE American listing standards as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”) with the SEC.

The NYSE Notice has no immediate effect on the listing of the Company’s Class A Common Stock (NYSE American: HNRA) or the Company’s public warrants (NYSE American: HNRAW) on the NYSE American. The NYSE Notice informed the Company that, under NYSE American rules, the Company has six months from April 16, 2024 to regain compliance with the NYSE American listing standards by filing the Form 10-K with the SEC. If the Company fails to file the Form 10-K within the six-month period, the NYSE American may grant, in its sole discretion, an extension of up to six additional months for the Company to regain compliance, depending on the specific circumstances. The NYSE Notice also notes that the NYSE American may nevertheless commence delisting proceedings at any time if it deems that the circumstances warrant.

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF OIL AND NATURAL GAS OPERATIONS (UNAUDITED)

The Company has only one reportable operating segment, which is oil and natural gas development, exploration, and production in the United States. See the Company’s accompanying consolidated statements of operations for information about results of operations for oil and gas producing activities.

Capitalized Costs Related to Crude Oil and Natural Gas Producing Activities

Aggregate capitalized costs related to crude oil and natural gas exploration and production activities with applicable accumulated depreciation, depletion, and amortization are presented below as of the dates indicated:

	As of December 31,
	2023	2022
Oil and natural gas properties	Successor	Predecessor

Proved	$94,189,372	$64,799,213
Less: accumulated depreciation, depletion, and amortization	(352,127)	(9,592,296)
Net oil and natural gas properties capitalized costs	$93,837,245	$55,206,917

Costs Incurred for Oil and Natural Gas Producing Activities

Costs incurred in crude oil and natural gas exploration and development for the periods presented:

	Successor	Predecessor
	November 15, 2023 to December 31, 2023	January 1, 2023 to November 14, 2023	For the year ended December 31, 2022
Exploration costs	$-	$-	$1,031,300
Development costs	238,499	6,769,557	15,048,100
Total	$238,499	$6,769,557	$16,079,400

Reserve Quantity Information

The following information represents estimates of the Company’s proved reserves as of December 31, 2023 and 2022, which have been prepared by an independent third party and they are presented in accordance with SEC rules. These rules require SEC reporting companies to prepare their reserve estimates using specified reserve definitions and pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The pricing that was used for estimates of the Company’s reserves as of December 31, 2023 and 2022 was based on an unweighted average 12-month average U.S. Energy Information Administration WTI posted price per Bbl for oil and Henry Hub prices for natural gas price per Mcf for natural gas, adjusted for transportation, quality and basis differentials.

Subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This requirement has limited and may continue to limit, the Company’s potential to record additional proved undeveloped reserves as it pursues its drilling program. Moreover, the Company may be required to write down its proved undeveloped reserves if it does not drill on those reserves within the required five-year timeframe. The Company does not have any proved undeveloped reserves which have remained undeveloped for five years or more. The Company’s proved oil and natural gas reserves are located in the United States in the Permian Basin of southeast New Mexico. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB. Oil and natural gas reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revision of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and natural gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

The following table and subsequent narrative disclosure provides a roll forward of the total proved reserves for the years ended December 31, 2023 and 2022 as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year:

	For the years ended December 31,
	2023				2022
	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved Reserves:
Beginning of period	17,577	4,572	18,339	17,868	3,714	18,487
Extensions and discoveries	1,817	277	1,863	—	—	—
Dispositions	(1,758)	(457)	(1,834)	—	—	—
Revisions to previous estimates	(1,758)	(729)	(1,995)	106	1,315	325
Production	(349)	(356)	(409)	(397)	(457)	(473)
End of period	15,414	3,307	15,965	17,577	4,572	18,339
Proved Developed Reserves:
Beginning of period	13,014	3,572	13,609	13,161	2,875	13,640
End of period	11,277	2,456	11,686	13,014	3,572	13,609
Proved Undeveloped Reserves:
Beginning of period	4,564	1,000	4,730	4,707	839	4,847
End of period	4,137	850	4,279	4,564	1,000	4,730

Extensions and discoveries. For the year ended December 31, 2023 and 2022, extensions and discoveries contributed to the increase of 1,863 MBoe and 0 MBoe, respectively, in the Company’s proved reserves. The increase of extensions and discoveries in 2023 is due to the Company’s development of the Seven Rivers waterflood.

Dispositions: For the year ended December 31, 2023, dispositions represent the removal of reserves attributed to the sale of an undivided royalty interest equal in amount to ten percent (10%) by the Predecessor to Pogo Royalty of the Predecessor’s all oil, gas and minerals in, under and produced from each lease.

Revisions of previous estimates. For the year ended December 31, 2023, revisions of previous estimates resulted in the decrease of reserves with a negative revision of 1,995 MBoe in the Company’s proved reserves. The negative revision in 2023 is primarily attributable to the decrease in year-end SEC commodity prices for oil and natural gas.

For the year ended December 31, 2022, revisions of previous estimates partially offset the decrease in reserves with a positive revision of 325 MBoe in the Company’s proved reserves. The positive revision in 2022 is primarily attributable to the increase in year-end SEC commodity prices for oil and natural gas.

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows does not purport to be, nor should it be interpreted to present, the fair value of the oil and natural gas reserves of a property. An estimate of fair value would take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties and consideration of expected future economic and operating conditions.

The estimates of future cash flows and future production and development costs as of December 31, 2023 and 2022 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	For the year ended December 31,
	2023	2023
	Successor	Predecessor
	(in thousands)
Future cash inflows	$1,216,840	$1,680,514
Future production costs	(438,653)	(451,155)
Future development costs	(94,156)	(124,216)
Future net cash flows	684,031	1,105,143
10% annual discount for estimated timing of cash flows	(403,413)	(585,596)
Standardized measure of discounted future net cash flows	$280,618	$519,547

In the foregoing determination of future cash inflows, sales prices used for oil and natural gas for December 31, 2023 and 2022 were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month. Prices were adjusted by lease for quality, transportation fees and regional price differentials. Future costs of developing and producing the proved gas and oil reserves reported at the end of each year shown were based on costs determined at each such year-end, assuming the continuation of existing economic conditions. Furthermore, future development costs include abandonment costs.

It is not intended that the FASB’s standardized measure of discounted future net cash flows represent the fair market value of the Company’s proved reserves. The Company cautions that the disclosures shown are based on estimates of proved reserve quantities and future production schedules which are inherently imprecise and subject to revision and the 10% discount rate is arbitrary. In addition, costs and prices as of the measurement date are used in the determinations and no value may be assigned to probable or possible reserves.

Changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	For the year ended December 31,
	2023	2022
	(in thousands)
Balance, beginning of period (Predecessor)	$519,547	$307,409
Net change in sales and transfer prices and in production (lifting) costs related to future production	(95,981)	176,448
Sales and transfers of oil and natural gas produced during the period	(22,914)	(23,501)
Changes in estimated future development costs	(2,313)	12,926)
Previously estimated development incurred during the period	7,008	2,100
Net purchases (divestitures) of reserves in place	(138,893)	—
Net change due to revisions in quantity estimates	(45,534)	9,217
Net change due to extensions and discoveries, and improved recovery	—	—
Accretion of discount	51,955	30,741
Timing and other differences	7,742	4,207
Standardized measure of discounted future net cash flows (Successor for 2023, Predecessor for 2022)	$280,618	$519,547