Form 10-Q
period 2024-03-31
HNR Acquisition Corp.
filed 2024-05-20
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, 5,537,009 shares of Class A Common Stock, par value $0.0001 per share, and 1,800,000 share of Class B Common Stock, par value $0.0001 per share, were issued and outstanding.

HNR ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

Part I. Financial Information

Item 1. Financial Statements

HNR ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash	$3,363,372	$3,505,454
Accounts receivable
Crude oil and natural gas	2,213,565	2,103,341
Other	3,924	90,163
Short-term derivative instrument asset	-	391,488
Prepaid expenses and other current assets	662,244	722,002
Total current assets	6,243,105	6,812,448
Crude oil and natural gas properties, successful efforts method:
Proved properties	94,834,573	94,189,372
Accumulated depreciation, depletion, amortization and impairment	(828,201)	(352,127)
Total oil and natural gas properties, net	94,006,372	93,837,245
Other property, plant and equipment, net	20,000	-
Long-term derivative instrument asset	-	76,199
Total assets	$100,269,477	$100,725,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,807,031	$4,795,208
Accrued liabilities and other	5,707,787	4,422,183
Revenue and royalties payable	1,022,165	461,773
Revenue and royalties payable – related parties	1,737,532	1,523,138
Deferred underwriting fee payable	1,250,000	1,300,000
Short-term derivative instrument liabilities	1,003,764	-
Related party notes payable, net of discount	3,122,292	2,359,048
Current portion of long-term debt	9,413,202	4,157,602
Forward purchase agreement liability	1,443,286	1,094,097
Total current liabilities	30,507,059	20,113,049
Long-term debt, net of current portion and discount	31,385,711	37,486,206
Warrant liability	5,625,934	4,777,971
Deferred tax liability	4,731,204	6,163,140
Asset retirement obligations	937,302	904,297
Long-term derivative instrument liability	388,642	-
Other liabilities	675,000	675,000
Total for non-current liabilities	43,743,793	50,006,614
Total liabilities	74,250,852	70,119,663

Commitments and Contingencies (Note 6)

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Class A common stock, $0.0001 par value; 100,000,000 authorized shares, 5,235,131 shares issued and outstanding at March 31, 2024 and December 31, 2023	524	524
Class B common stock, $0.0001 par value; 20,000,000 authorized shares, 1,800,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	180	180
Additional paid-in capital	17,017,104	16,317,856
Accumulated deficit	(24,405,597)	(19,118,745)
Total stockholders’ (deficit) equity attributable to HNR Acquisition Corp.	(7,387,789)	(2,800,185)
Noncontrolling interest	33,406,414	33,406,414
Total stockholders’ equity	26,018,625	30,606,229
Total liabilities and stockholders’ equity	$100,269,477	$100,725,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HNR ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	Successor	Predecessor
Revenues
Crude oil	$4,971,150	$6,914,248
Natural gas and natural gas liquids	178,608	258,165
Gain (loss) on derivative instruments, net	(1,997,247)	417,034
Other revenue	130,588	169,743
Total revenues	3,283,099	7,759,190
Expenses
Production taxes, transportation and processing	428,280	581,019
Lease operating	3,123,525	2,923,802
Depletion, depreciation and amortization	476,074	417,381
Accretion of asset retirement obligations	33,005	341,066
General and administrative	2,309,824	1,271,416
Total expenses	6,370,708	5,534,684
Operating income (loss)	(3,087,609)	2,224,506
Other Income (expenses)
Change in fair value of warrant liability	(624,055)	-
Change in fair value of forward purchase agreement liability	(349,189)	-
Amortization of debt discount	(813,181)	-
Interest expense	(1,860,582)	(315,092)
Interest income	15,105	85,429
Other Income (expense)	723	(85,972)
Total other income (expenses)	(3,631,179)	(315,635)
Income (loss) before income taxes	(6,718,788)	1,908,871
Income tax provision	1,431,936	-
Net income (loss)	(5,286,852)	1,908,871
Net income (loss) attributable to noncontrolling interests	-	-
Net income (loss) attributable to HNR Acquisition Corp.	$(5,286,852)	$1,908,871

Weighted average share outstanding, common stock - basic and diluted	5,235,131	-
Net income (loss) per share of common stock – basic and diluted	$(1.01)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HNR ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/OWNERS’ EQUITY (DEFICIT)

(Unaudited)

Predecessor	Owners’ Equity

Balance at December 31, 2022	$28,504,247
Net income	1,908,871
Balance at March 31, 2023	$30,413,118

							Total
							Stockholders’
	Class A		Class B		Additional		(Deficit) Equity Attributable to HNR		Total Stockholders’
	Common Stock		Common Stock		Paid-In	Accumulated	Acquisition	Noncontrolling	(Deficit)
Successor	Shares	Amount	Shares	Amount	Capital	Deficit	Corp.	Interest	Equity

Balance – December 31, 2023	5,235,131	$524	1,800,000	$180	$16,317,856	$(19,118,745)	$(2,800,185)	$33,406,414	$30,606,229)

Share-based compensation	-	-	-	-	699,248	-	699,248	-	699,248)
Net loss	-	-	-	-	-	(5,286,852)	(5,286,852)	-	(5,286,852)
Balance – March 31, 2024	5,235,131	$524	1,800,000	$180	$17,017,104	$(24,405,597)	$(7,387,789)	$33,406,414	$26,018,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HNR ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	Successor	Predecessor
Operating activities:
Net income (loss)	$(5,286,852)	$1,908,871
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	476,074	417,381
Accretion of asset retirement obligations	33,005	341,066
Equity-based compensation	699,248	-
Deferred income tax benefit	(1,431,936)	-
Amortization of operating lease right-of-use assets	-	(626)
Amortization of debt issuance costs	813,181	111
Change in fair value of unsettled derivatives	1,860,093	(584,024)
Change in fair value of warrant liability	624,055	-
Change in fair value of forward purchase agreement	349,189	-
Change in other property, plant, and equipment, net	-	83,004
Changes in operating assets and liabilities:
Accounts receivable	(23,985)	278,473
Prepaid expenses and other assets	59,758	120,694
Related party note receivable interest income	-	(85,429)
Accounts payable	(581,535)	408,020
Accrued liabilities and other	3,161,477	53,120
Royalties payable	560,392	266,261
Royalties payable – related party	214,394	-
Net cash provided by operating activities	1,526,558	3,207,922
Investing activities:
Development of crude oil and gas properties	(977,716)	(3,106,261)
Purchases of other equipment	(20,000)	-
Issuance of related party note receivable	-	(190,997)
Net cash used in investing activities	(997,716)	(3,297,258)
Financing activities:
Repayments of long-term debt	(887,174)	-
Proceeds from related party notes payable	250,000	-
Repayment of related party notes payable	(33,750)	-
Net cash used in financing activities	(670,924)	-
Net change in cash and cash equivalents	(142,082)	(89,336)
Cash and cash equivalents at beginning of period	3,505,454	2,016,315
Cash and cash equivalents at end of period	$3,363,372	$1,926,979

Cash paid during the period for:
Interest on debt	$1,387,458	$409,641
Income taxes	$-	$-
Amounts included in the measurement of operating lease liabilities	$-	$21,178

Supplemental disclosure of non-cash investing and financing activities:
Debt discount related to warrants issued with Private Notes Payable	$223,908	$-
Accrued purchases of property and equipment at period end	$65,203	$909,374

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

Going Concern Considerations

At March 31 2024, the Company had $3,363,372 in cash and a working capital deficit of $24,263,954. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company had positive cash flow from operations of $1,526,558 for the three months ended March 31, 2024 and $8,675,037 for the year ended December 31, 2023, on a pro forma basis of the combined Successor and Predecessor periods. Additionally, management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A common stock through under the Common Stock Purchase Agreement. The Company has a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund the Company operations and production growth, and be used to reduce liabilities of the Company, subject the Company’s Form S-1 Registration Statement, which is in the review process, being declared effective by the Securities and Exchange Commission (“SEC”).

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

On November 15, 2023 (the “Closing Date”), the Company consummated a business combination which resulted in the acquisition of Pogo Resources, LLC, a Texas limited liability Company “(“Pogo” or “Pogo Resources”) and its subsidiary LH Operating, LLC, a Texas limited liability company “(“LHO”, and collectively, the Pogo Business”) (the “Acquisition”). The Company was deemed the accounting acquirer in the Acquisition based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations, and the Pogo Business was deemed to be the Predecessor entity. Accordingly, the historical consolidated financial statements of the Pogo Business became the historical financial statements of the Company’s upon consummation of the Acquisition. As a result, the financial statements included in this report reflect (i) the historical operating results of Pogo Business prior to the Acquisition (“Predecessor”) and (ii) the combined results of the companies, including Pogo Business following the closing of the Acquisition (“Successor”). The accompanying financial statements include a Predecessor period, which was the three months ended March 31, 2023, and Successor period for the three months ended March 31, 2024. As a result of the Acquisition, the results of operations, financial position and cash flows of the Predecessor and Successor may not be directly comparable. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these two periods as the Acquisition resulted in a new basis of accounting for the Pogo Business. See Note 3 for additional information.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on May 2, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement warrants to purchase an aggregate of 6,847,500 shares and warrants to purchase 4,263,000 shares issued in connection with Private Notes Payable in the calculation of diluted income per share, since the effective of those instruments would be anti-dilutive. As a result, diluted income (loss) per share of common stock is the same as basic loss per share of common stock for the period presented.

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

As of March 31, 2024 and December 31, 2023, the Company had approximately 99% and 96% of accounts receivable with two customers, respectively.

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

The Successor recognized depreciation, depletion, and amortization expense totaling $476,074 for the three months ended March 31, 2024, and the Predecessor recognized $417,381 for the three months ended March 31, 2023.

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

Customers

The Company and the Predecessor, respectively, sold 100% of its crude oil and natural gas production to two customers for the three months ended March 31, 2024 and 2023. Inherent to the industry is the concentration of crude oil, natural gas and natural gas liquids (“NGLs”) sales to a limited number of customers. This concentration has the potential to impact the Company’s overall exposure to credit risk in that its customers may be similarly affected by changes in economic and financial conditions, commodity prices or other conditions. Given the liquidity in the market for the sale of hydrocarbons, the Company believes the loss of any single purchaser, or the aggregate loss of several purchasers, could be managed by selling to alternative purchasers in the operating areas.

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

In accordance with Accounting Standards Codification ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, the warrants issued in connection with the Private Notes Payable do not meet the criteria for equity classification due to the redemption right whereby the holder may require the Company to settle the warrant in cash 18 months after the closing of the MIPA, and must be recorded as liabilities. The warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change. The Public Warrants issued in connection with the Company’s initial public offering are classified as equity instruments.

Forward Purchase Agreement Valuation

The Company has determined that the Forward Purchase Agreement Put Option, including the Maturity Consideration, within the Forward Purchase Agreement is (i) a freestanding financial instrument and (ii) a liability (i.e., an in-substance written put option). This liability was recorded as a liability at fair value on the consolidated balance sheet as of the reporting date in accordance with ASC 480. The fair value of the liability was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over all simulated paths. The model also considered the likelihood of a dilutive offering of common stock.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of March 31, 2024, the Company’s cash balances exceeded the FDIC limit by $273,980. At March 31, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate was approximately 21% for the three months ended March 31, 2024.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

The Acquisition was accounted for as a business combination under ASC 805. The preliminary purchase price of the Pogo Business has been allocated to the assets acquired and liabilities assumed based on their estimated relative fair values. The purchase price allocations herein are preliminary. The final purchase price allocations for the Acquisition will be determined after completion of a thorough analysis to determine the fair value of all assets acquired and liabilities assumed but in no event later than one year following the closing date of the Acquisition. Accordingly, the final acquisition accounting adjustments could differ materially from the accounting adjustments included in these consolidated financial statements. Any increase or decrease in the fair value of the assets acquired and liabilities assumed, as compared to the information shown herein, could also change the portion of purchase price allocable to goodwill and could impact the operating results of the Company following the Acquisition due to differences in purchase price allocation, depreciation and amortization related to some of these assets and liabilities.

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

As of March 31, 2024, the Company owes $645,873 of the Side Letter payable, included in accrued expenses and other current liabilities on the consolidated balance sheet.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations of the combined Successor Predecessor companies for the three months ended March 31, 2023 as if the Acquisition occurred on January 1, 2023. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three Months ended March 31,
	2024	2023
Revenue	$3,283,099	$7,041,949
Operating loss	(3,087,609)	(660,172)
Net loss	(5,286,852)	(2,337,254)
Net loss per common share	$(1.01)	$(0.45)
Weighted Average common shares outstanding	5,235,131	5,235,131

NOTE 4 — DERIVATIVES

Derivative Activities

The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs, which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments. The company has historically used crude diff swaps, fixed price swaps, and costless collars. As of March 31, 2024, the Company’s derivative financial instruments consisted of costless collars and crude diff swaps, which are described below:

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

The following table sets forth the derivative volumes by period as of March 31, 2024 for the Company:

	Price collars
Period	Volume (Bbls/month)	Weighted average floor price ($/Bbl)	Weighted average ceiling price ($/Bbl)	Weighted average sold call ($/Bbl)
Q2 2024	9,000	$70.00	$91.90	$91.90
Q3-Q4 2024	9,000	$70.00	$85.50	$85.50

Crude price differential swaps

During the year ended December 31, 2023, the Company has entered into commodity swap contracts that are effective over the next 1 to 24 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations. The following table reflects the weighted-average price of open commodity swap contracts as of March 31, 2024:

Commodity Swaps
		Weighted
	Volume	average
Period	(Bbls/month)	price ($/Bbl)
Q2-Q4 2024	2,250	$70.89
Q1-Q4 2025	5,000	$70.21

Derivative Assets and Liabilities

As of March 31, 2024 and December 31, 2023, the Company is conducting derivative activities with one counterparty, which is secured by the lender in the Company’s bank credit facility. The Company believes the counterparty is acceptable credit risk, and the credit worthiness of the counterparty is subject to periodic review. The assets and liabilities are netted given that all positions are held by a single counterparty and subject to a master netting arrangement. The combined fair value of derivatives included in the accompanying consolidated balance sheets as of March 31, 2024 and December 31, 2023 is summarized below.

	As of March 31, 2024
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$128,714	$(128,714)	$—
Long-term derivative asset	—	—	—
Short-term derivative liability	(1,132,478)	128,714	(1,003,764)
Long-term derivative liability	(388,642)	—	(388,642)
Total derivative asset			$(1,392,406)

	As of December 31, 2023 (Successor)
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$583,035	$(191,547)	$391,488
Long-term derivative asset	76,199	—	76,199
Short-term derivative liability	(191,547)	(191,547)	—
Long-term derivative liability	—	—	—
Total derivative asset			$467,687

The effects of the Company’s derivatives on the consolidated statements of operations are summarized below:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	Successor	Predecessor
Total gain (loss) on unsettled derivatives	$(1,997,247)	$584,024
Total loss on settled derivatives	(137,154)	(166,990)
Net gain (loss) on derivatives	$(1,997,247)	$(417,034)

NOTE 5 — LONG-TERM DEBT AND NOTES PAYABLE

The Company’s debt instruments are as follows:

	March 31, 2024	December 31, 2023

Senior Secured Term Loan	$26,793,529	$27,680,703
Predecessor Revolving Credit Facility	-	-
Seller Promissory Note	15,000,000	15,000,000
Private loans	3,685,750	3,469,500
Total	45,479,279	46,150,203
Less: discount	(1,558,074)	(2,147,346)
Less: current portion including discount	(12,535,494)	(6,516,651)
Long-term debt, net of current portion	$31,385,711	$37,486,206

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

On the Closing Date, Borrower deposited $2,600,000 into a Debt Service Reserve Account (the “Debt Service Reserve Account”) and, within 60 days following the Closing Date, Borrower must deposit such additional amounts such that the balance of the Debt Service Reserve Account is equal to $5,000,000 at all times. The Debt Service Reserve Account may be used by Lender at any time and from time to time, in Lender’s sole discretion, to pay (or to supplement Borrower’s payments of) the obligations due under the Term Loan Agreement.  As of March 31, 2024, the Company was not in compliance with the Debt Service Reserve Account balance. On April 18, 2024, the Company and FIBT entered into a Second Amendment to Term Loan Agreement (the “Amendment”) effective as of March 31, 2024. Pursuant to the Amendment, the Term Loan Agreement was modified to provide that the Company must, on or before December 31, 2024, deposit funds in a Debt Service Reserve Account (as defined in the Loan Agreement) such that the balance of the account equals $5,000,000 and FIBT waived the provision that such amount had to be deposited within 60 days of the closing date of the Loan Agreement. In addition, the Amendment provides that, if at any time prior to December 31, 2024, the Company or any of its affiliates enter into a sale leaseback transaction with respect to any of its equipment, the Company will deposit an amount equal to the greater of (A) $500,000 or (B) 10% of the proceeds of such transaction into the Debt Service Reserve Account on the effective date of such sale and leaseback transaction.

The Term Loan Agreement contains affirmative and restrictive covenants and representations and warranties. The Loan Parties are bound by certain affirmative covenants setting forth actions that are required during the term of the Term Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, the Loan Parties from time to time will be bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Term Loan Agreement without prior written consent, including, without limitation, incurring certain additional indebtedness, entering into certain hedging contracts, consummating certain mergers, acquisitions or other business combination transactions, consummating certain dispositions of assets, making certain payments on subordinated debt, making certain investments, entering into certain transactions with affiliates, and incurring any non-permitted lien or other encumbrance on assets. The Term Loan Agreement also contains other customary provisions, such as confidentiality obligations and indemnification rights for the benefit of the Lender. The Company was in compliance with covenants of the Term Loan Agreement as of March 31, 2024.

For the three months ended March 31, 2024, the Company amortized $42,279 to interest expense related to deferred finance costs on the Term Loan Agreement. As of March 31, 2024, the principal balance on the Term Loan was $26,793,529, unamortized discount was $994,616 and accrued interest was $173,042. As of December 31, 2023, the principal balance on the Term Loan was $27,680,7063, unamortized discount was $1,036,895 and accrued interest was $173,004.

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

Seller Promissory Note

In connection with the Closing, OpCo issued the Seller Promissory Note to Pogo Royalty in the principal amount of $15,000,000. The Seller Promissory Note matures on May 15, 2024, bears an interest rate equal 12% per annum, and contains no penalty for prepayment. As the Seller Promissory Note was not repaid in full prior to its stated maturity date, OpCo will owe interest from and after default equal to the lesser of 18% per annum and the highest amount permissible under law, compounded monthly. The Seller Promissory Note is subordinated to the Term Loan as discussed above. Accrued interest on the Seller Promissory Note was $819,863 and $277,397 as of March 31, 2024 and December 31, 2023, respectively. As a result of the Subordination Agreement, the Company has classified the Seller Promissory Note as a long-term liability on the consolidated balance sheet.

Private Notes Payable

Prior to December 31, 2023, the Company entered into various unsecured promissory notes with existing investors of the Company for total principal of $5,434,000 (the “Private Notes Payable”). The Private Notes Payable bear interest at the greater of 15% or the highest rate allowed under law, and have a stated maturity date of the five-year anniversary of the closing of the MIPA. The investors may demand repayment beginning six months after the closing of the MIPA. The investors also received common stock warrants equal to the principal amount funded. Each warrant entitles the holder to purchase three quarters of one share of common stock at a price of $11.50. Each warrant will become exercisable on the closing date of the MIPA and is exercisable through the five-year anniversary of the promissory note agreement date. The warrants also grant the holder a one-time redemption right to require the Company pay the holder in cash equal to $1 per warrant 18 months following the closing of the MIPA, or May 15, 2025. Based on the redemption right present in these warrants, the warrants are accounted for as a liability in accordance with ASC 480 and ASC 815 and a debt discount on the Private Notes Payable, with the changes in fair value of the warrants recognize in the statement of operations.

During the three months ended March 31, 2024, the Company received an additional $250,000 in cash proceeds under unsecured promissory notes with investors with the same terms as those described above. The Company issued an additional 250,000 warrants with an exercise price of $11.50 to these investors in connection with the agreements. There are a total of 5,684,000 warrants were issued to these investors.

The Company is amortizing the debt discount through a period of six months from the Closing Date. The Company recognized amortization of debt discount of $770,902 during the three months ended March 31, 2024. Accrued interest on the promissory notes was $19,807 and $158,801 as of March 31, 2024 and December 31, 2023, respectively.

Future Maturities of Long-term debt

The following summarizes the Company’s maturities of debt instruments:

Principal
Twelve Months Ended:
March 31, 2025	$13,098,952
March 31, 2027	5,813,434
March 31, 2028	26,566,893
March 31, 2029	—
Total	$45,479,279

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

On May 13, 2024, the FPA Seller alleged that the Company is in breach of the Forward Purchase Agreement related to the issuance of the 504,525 additional shares specified in the Forward Purchase Agreement. The Company has not been notified of any formal legal action by the FPA Seller but believes that it has complied with the terms and conditions of the Forward Purchase Agreement.

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

As of March 31, 2024, there were 5,235,131 Class A common shares and 1,800,000 Class B common shares outstanding.

On March 4, 2024, the Compensation Committee of the Board of Directors approved awards of restricted stock units (“RSU’s”) to various employees, non-employee directors and consultants. Non-employee directors received an aggregate of 224,500 RSU’s, with 112,000 RSU’s vesting over 3 years beginning November 15, 2024, and 112,500 RSU’s fully vesting at November 15, 2024. Employees received a total of 285,000 RSU’s, including 50,000 RSU’s each to the Company’s CEO, CFO and General Counsel pursuant to their employment agreements. A total of 35,000 RSU’s of the employee RSU’s vest immediately, with the remainder over 3 years beginning November 15, 2024. The awards also included 60,000 RSU’s pursuant to the agreement with RMH, Ltd., and 30,000 RSU’s to the Company’s former President. These consultant awards vest on November 15, 2024. The Company estimated the fair value of the RSU’s using the stock price of $1.97 per share on the date of grant. The Company recognized stock-based compensation expense of $125,680 during the three months ended March 31, 2024 and expects to recognize an additional $910,160 through December 31, 2026 assuming all awards vest.

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

On March 7, 2024, the Company entered into an Amendment No. 1 to Common Stock Purchase Agreement (the “Amendment”) with White Lion. Pursuant to the Amendment, the Company and White Lion agreed to a fixed number of Commitment Shares equal to 440,000 shares of common stock to be issued to White Lion in consideration for commitments of White Lion under the Common Stock Purchase Agreement, which the Company agreed to include all of the Commitment Shares on the Initial Registration Statement filed by the Company. The Company had not yet issued the additional 301,878 shares of common stock to White Lion as of March 31, 2024. The Company recognized share-based compensation expense of $573,568 related to the Amendment.

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

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows:

Derivatives

The Company’s commodity price derivatives primarily represent crude oil collar contracts (some with long calls), fixed price swap contracts and differential swap contracts. The asset and liability measurements for the Company’s commodity price derivative contracts are determined using Level 2 inputs. The asset and liability values attributable to the Company’s commodity price derivatives were determined based on inputs that include, but not limited to, the contractual price of the underlying position, current market prices, crude oil forward curves, discount rates, and volatility factors. The Company had a net derivative liability of $1,392,406 as of March 31, 2024 and had a net derivative asset of $467,687 as of December 31, 2023.

Forward Purchase Agreement

The change in fair value of the Forward Purchase Agreement (both the FPA Put Option liability and Fixed Maturity Consideration) is included in other expense, net in the consolidated statements of operations and comprehensive loss. The fair value of the FPA was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over all simulated paths. The Maturity Consideration was also valued as part of this model as the timing of the payment of the Maturity Consideration may be accelerated if the Maturity Date is accelerated. The model also considered the likelihood of a dilutive offering of common stock.

The following table represents the weighted average inputs used in calculating the fair value of the prepaid forward contract and the Maturity Consideration as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Stock price	$2.67	$2.03
Term (in years)	2.63	2.88
Expected volatility	41.4%	40.7%
Risk-free interest rate	4.37%	3.96%
Expected dividend yield	—%	—%

The Company estimated the likelihood of a Dilutive Offering at a price of $5.00 per share to be 50% within nine months of March 31, 2024. The Company estimated the likelihood of a Dilutive Offering at a price of $5.00 per share to be 50% within nine months of December 31, 2023. The FPA estimated fair value is considered a level 3 fair value measurement.

Warrant Liability

Based on the redemption right present in the warrants issued in connection with promissory notes, the warrants are accounted for as a liability in accordance with ASC 480 and ASC 815, with the changes in fair value of the warrants recognize in the statement of operations.

The Company valued the warrants using the trading prices of the Public Warrants, which mirror the terms of the note payable warrants. The Company also estimated the fair value of the redemption put using a present value calculation for the time from the Closing Date of the MIPA through the 18-month redemption date and an estimated discount rate of 15%. The initial fair value of the warrant liabilities for warrants issued during the period was $223,908 and was recognized as debt discount. The estimated fair value of the warrants and redemption put was $5,625,934 and $4,777,970 as of March 31, 2024 and December 31, 2023, respectively, and the Company recognized a change in fair value of the warrant liability of a loss of $624,055 during the three months ended March 31, 2024. The warrant liability estimated fair value is considered a level 3 fair value measurement.

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

NOTE 9 — RELATED PARTY TRANSACTIONS

On May 5, 2022, the Company entered into a Referral Fee and Consulting Agreement (the “Consulting Agreement”) with Alexandria VMA Capital, LLC (“Alexandria”), an entity controlled by Mr. Caravaggio, who became the Company’s CEO on December 17, 2023. Pursuant to the Consulting Agreement, Alexandria provided information and contacts with suitable investments and acquisition candidates for the Company’s initial business combination. In addition, Alexandria provided due diligence, purchasing and negotiating strategy advice, organizational and operational advice, and such other services as requested by the Company. In consideration of the services provided by Alexandria, the Company paid to Alexander Capital a referral fee of $1,800,000 equal to 2% of the total value of the Company’s business combination, with half being paid by the issuance of 89,000 shares of the Company’s Class A Common Stock during the period from November 15, 2023 to December 31, 2023 for the Successor. No gain was recognized on the issuance of these shares for the difference in the fair value of the shares and the $900,000 payable due to the related party nature of the transaction. The remaining $900,000 was reflected as accounts payable. As of March 31, 2024 and December 31, 2023, the Company owes $642,000 and $762,000 of the fee.

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

On February 14, 2023, the Company entered into a consulting agreement with Donald Orr, the Company’s former President, which became effective upon the closing of the MIPA for a term of three years. Under the agreement, the Company will pay Mr. Orr an initial cash amount of $25,000, an initial award of 30,000 shares of common stock, a monthly payment of $8,000 for the first year of the agreement and $12,000 per month for the remaining two years, and two grants, each consisting of restricted stock units (“RSUs”) calculated by dividing $150,000 by the stock price on the one year and two year anniversary of the initial Business Combination. Each of the RSU awards will vest upon the one year and two-year anniversary of the grants. In the event of termination of Mr. Orr without cause, Mr. Orr will be entitled to 12 months of the monthly payment in effect at that time, and the RSU awards issued to Mr. Orr shall fully vest. The 30,000 RSU’s were approved by the Board and issued in March of 2024.

On February 15, 2023, the Company entered into a consulting agreement with Rhône Merchant House, Ltd. (“RMH Ltd”), a company control by the Company’s former Chairman and CEO Donald H. Goree, which became effective upon the closing of the MIPA for a term of three years. Under the agreement, the Company will pay to RMH Ltd an initial cash amount of $50,000, an initial award of 60,000 shares of common stock, a monthly payment of $22,000, and two grants, each consisting of RSUs calculated by dividing $250,000 by the stock price on the one year and two-year anniversary of the initial Business Combination. Each of the RSU awards will vest upon the one year and two-year anniversary of the grants. In the event of termination of RMH Ltd. without cause, RMH Ltd. will be entitled to $264,000, and the RSU awards issued to RMH Ltd. shall fully vest. The 60,000 RSU’s were approved by the Board of Directors and issued in March of 2024.

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

As of March 31, 2024 and December 31, 2023, the Company had recorded an environmental remediation liability of $675,000 relating to an oil spill at one of the Company’s producing sites in fiscal year 2017 which is recorded in other liabilities in the consolidated balance sheets. The producing site was subsequently sold in 2019 and the Predecessor indemnified the purchaser for the remediation costs. Management based the remediation liability on the undiscounted cost received from third- party quotes to remediate the spill. As of March 31, 2024, the Company does not believe it is likely remediation will be required in the next five years.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued.

Subsequent to March 31, 2024, the Company received an additional $100,000 in cash proceeds under unsecured promissory notes with investors with the same terms as those disclosed in Note 5. The Company issued an additional 100,000 warrants with an exercise price of $11.50 to these investors in connection with the agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to HNR Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to HNRAC Sponsors, LLC. References to the Predecessor refer to the business of Pogo Resources, LLC and its subsidiaries prior to the Closing Date. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are an independent oil and natural gas company based in Texas and formed in 2020 that is focused on the acquisition, development, exploration, production and divestiture of oil and natural gas properties in the Permian Basin. The Permian Basin is located in west Texas and southeastern New Mexico and is characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. HNRA’s properties are in the Grayburg-Jackson Field in Eddy County, New Mexico, which is a sub-area of the Permian Basin. Pogo focuses primarily on production through waterflooding recovery methods.

The Company’s assets as mentioned above consist of contiguous leasehold positions of approximately 13,700 gross (13,700 net) acres with an average working interest of 100%. We operate 100% of the net acreage across the Company’s assets, all of which is net operated acreage of vertical wells with average depths of approximately 3,810 feet.

Our average daily production for the three months ended March 31, 2024 was 880 barrel of oil equivalent (“BOE”) per day. Our average daily production for the year ended December 31, 2023, was 1,022 BOE per day. The decrease in production is due to an increase in well downtime and the conveyance of the 10% Override royalty interest to Pogo Royalty.

On April 17, 2024, the Company received a notice (the “NYSE Notice”) from the NYSE American LLC (the “NYSE American”) that the Company is not in compliance with NYSE American listing standards as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”) with the SEC. The Company resolved the listing when its Form 10-K was filed n May 2, 2024.

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

The price at which our oil and natural gas production are sold typically reflects either a premium or discount to the New York Mercantile Exchange (“NYMEX”) benchmark price. Thus, our operating results are also affected by changes in the oil price differentials between the applicable benchmark and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the three months ended March 31, 2024 and 2023, was $(5.51) and $(0.81) per barrel, respectively. Our natural gas price differential during the three months ended March 31, 2024 and 2023, was $0.54 and $0.32 per one thousand cubic feet (“Mcf”), respectively. Fluctuations in our price differentials and realizations are due to several factors such as gathering and transportation costs, takeaway capacity relative to production levels, regional storage capacity, gain/loss on derivative contracts and seasonal refinery maintenance temporarily depressing demand.

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

Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2024 and 2023.

	For the three months ended March 31,
	2024	2023
Average NYMEX Prices (1)
Oil (per Bbl)	$77.56	$76.08
Natural gas (per Mcf)	$2.13	$2.65

(1)	Based on average NYMEX closing prices.

For the three months ended March 31, 2024, the average NYMEX oil pricing was $77.56 per barrel of oil or 2% higher than the average NYMEX price per barrel for the three months ended March 31, 2023. Our settled derivatives decreased our realized oil price per barrel by $1.99 and $1.82 in the three months ended March 31, 2024, and 2023, respectively. Our average realized oil price per barrel after reflecting settled derivatives and location differentials was $70.06 and $73.45 for the three months ended March 31, 2024 and 2023, respectively.

The average NYMEX natural gas pricing for the three months ended March 31, 2024, was $2.13 per Mcf, or 20% lower than the average NYMEX price of $2.65 per Mcf for the three months ended March 31, 2023.

Pogo Royalty Overriding Royalty Interest Transaction

Effective July 1, 2023, the Predecessor transferred to Pogo Royalty, a related party to the Predecessor, an assigned and undivided overriding royalty interest (“ORRI”) equal in amount to ten percent (10%) of the Company’s interest all oil, gas and minerals in, under and produced from each lease. The consideration received for the 10% ORRI was $10. Thus, a loss of $816,011 was recorded as a result of the conveyance in the previous year. Additionally, because of this transaction, our reserve balance was decreased as well our current net production volumes and revenues.

Results of Operations

Three months ended March 31, 2024 (Successor) Compared to Three months ended March 31, 2023

The following table sets forth selected operating data for the periods indicated. Average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2024

Revenues
Crude oil	$4,971,150	$6,914,248
Natural gas and natural gas liquids	178,608	258,165
Gain (loss) on derivative instruments, net	(1,997,247)	417,034
Other revenue	130,588	169,743
Total revenues	$3,283,099	7,759,190

Average sales prices:
Oil (per Bbl)	$72.05	$75.27
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	(1.99)	(1.82)
Oil net of settled oil derivatives (per Bbl)	70.06	73.45

Natural gas (per Mcf)	$2.67	$2.97

Realized price on a BOE basis excluding settled commodity derivatives	$64.24	$67.45
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	(1.71)	(1.57)
Realized price on a BOE basis including settled commodity derivatives	$62.53	$65.88

Expenses
Production taxes, transportation and processing	428,280	581,019
Lease operating	3,123,525	2,923,802
Depletion, depreciation and amortization	476,074	417,381
Accretion of asset retirement obligations	33,005	341,066
General and administrative	2,309,824	1,271,416
Total expenses	6,370,708	5,534,684

Costs and expenses (per BOE):
Production taxes, transportation, and processing	$5.34	$5.46
Lease operating expenses	38.96	27.50
Depreciation, depletion, and amortization expense	5.94	3.92
Accretion of asset retirement obligations	0.41	3.21
General and administrative	28.81	11.96

Net producing wells at period-end	342	342

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes. For the three months ended March 31, 2024, our oil and natural gas sales decreased 58% from the three months ended March 31, 2023, driven by a 5% decrease in realized prices, excluding the effect of settled commodity derivatives, and a 24% decrease in production volumes, and approximately $1,997,247 in derivative instrument losses in the three months ended March 31, 2024. Realized production from oil and gas properties decreased due to the sale of the ORRI of 10% by the Predecessor in July 2023.

Production for the comparable periods is set forth in the following table:

	For the Three Months Ended March 31,
	2024	2023
Production:
Oil (MBbl)	69	92
Natural gas (MMcf)	67	87
Total (MBOE)(1)	80	106

Average daily production:
Oil (Bbl)	766	1,021
Natural gas (Mcf)	739	965
Total (BOE)(1)	890	1,182

(1)	Natural gas is converted to BOE at the rate of one-barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Contracts

We enter into commodity derivatives instruments to manage the price risk attributable to future oil production. We recorded a loss on derivative contracts of $1,997,247 for the three months ended March 31, 2024, compared to a gain of $417,034 for the three months ended March 31, 2023. Higher commodity prices in the three months ended March 31, 2024, resulted in realized losses of $137,154 compared to realized losses of $166,990 for the three months ended March 31, 2023. For the three months ended March 31, 2024, unrealized losses were $1,860,093 compared to unrealized gains of $584,024 for the three months ended March 31, 2023.

For the three months ended March 31, 2024, our average realized oil price per barrel after reflecting settled derivatives was $70.06 compared to $73.45, for the three months ended March 31, 2023. For the three months ended March 31, 2024, our settled derivatives decreased our realized oil price per barrel by $1.99 compared to decreasing the price per barrel by $1.82 for the three months ended March 31, 2023. As of March 31, 2024, we ended the period with a $1,392,406 net derivative liability compared to a net asset of $467,687 as of December 31, 2023.

Other Revenue

Other revenue was $130,588 for the three months ended March 31, 2024, compared to $169,743 for the three months ended March 31, 2023. The revenue is related to providing water services to a third party. The contract is for one year starting on September 1, 2022, and can be renewed by mutual agreement.

Lease Operating Expenses

Lease operating expenses were $3,123,525 for the three months ended March 31, 2023, compared to $2,923,802 for the three months ended March 31, 2023. On a per unit basis, production expenses increased 42% from $27.50 per BOE for the three months ended March 31, 2023, to $38.96 per BOE for the three months ended March 31, 2024, due primarily to increases in proactive maintenance activities.

Production Taxes, Transportation and Processing

We pay production taxes, transportation and processing costs based on realized oil and natural gas sales. Production taxes, transportation and processing costs were $428,280 for the three months ended March 31, 2024, compared to $581,019 for the three months ended March 31, 2023. As a percentage of oil and natural gas sales, these costs were 8% and 8% in the three months ended March 31, 2024, and 2023, respectively. Production taxes, transportation, and processing as a percent of total oil and natural gas sales are consistent with historical trends.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $476,074 for the three months ended March 31, 2024, compared to $417,381 for the three months ended March 31, 2023. DD&A was $5.94 per BOE for the three months ended March 31, 2024 compared to $3.92 per BOE for the three months ended March 31, 2023. The aggregate increase in DD&A expense for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was driven by the increase in the oil and gas properties balance due the recognition of the reserves at fair value as a result of the acquisition of the Pogo business by the Company on November 15, 2023.

Accretion of Asset Retirement Obligations

Accretion expense was $33,005 for the three months ended March 31, 2024, compared to $341,066 for the three months ended March 31, 2023. Accretion expense was $0.41 per BOE for the three months ended March 31, 2024, compared to $3.21 per BOE for the three months ended March 31, 2023. The aggregate increase in accretion expense for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was driven by changes in certain assumptions, specifically the inflation factor and discount rate as a result of the acquisition date where we revised our estimates as part of its fair value estimates for the acquired business on November 15, 2023

General and Administrative

General and administrative expenses were $2,309,824 for the three months ended March 31, 2024, compared to $1,271,416 for the three months ended March 31, 2023. The increase for general and administrative expenses is primarily due to increased cost of outsourced legal, professional, and accounting services from being a public company, and stock-based compensation in the current period of $699,248.

Interest Expense and amortization of debt discount

Interest expense was $1,860,582 for the three months ended March 31, 2024, compared to $315,092 for the three months ended March 31, 2023. The Successor period interest expense is driven by the Senior Secured Term loan entered into as part of the Closing, and the Private Notes Payable. The Predecessor interest expense for the three months ended March 31, 2023 relates to the Predecessor’s revolving credit facility outstanding and an increase in the weighted average interest rate. This revolving credit facility was not assumed in the Acquisition. Amortization of debt discount was $813,181 and was primarily associated with discount on the Company’s Private Notes Payable.

Change in fair value of forward purchase agreement

The change in fair value of forward purchase agreement consisted of a loss of $349,189 for the three months ended March 31, 2024 for the Successor related to the inputs used in the Company’s fair value estimate of the FPA Put Option. The key inputs to the fair value estimate include the Company’s stock price, which declined during the Successor period, and the likelihood, timing and price of a potential dilutive offering.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities consisted of a loss of $624,055 for the three months ended March 31, 2024 related to fluctuations in the trading price of the Company’s warrants, a portion of which are accounted for as liabilities due to the redemption provisions in those issued to Private Note holders.

Liquidity, Capital Resources and Going Concern

Our main sources of liquidity have been internally generated cash flows from operations and credit facility borrowings. Our primary use of capital has been for the development of oil and gas properties and the return of initial invested capital to our owners. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.

As of March 31, 2024, we had outstanding debt of $26,793,529 under our Senior Secured Term Loan, $15,000,000 under the Seller Promissory Note, and $3,594,500 of outstanding private notes payable. A total of $13,098,952 of this is due within one year, including a $5,000,000 estimated excess cash flow payment under the terms of the Senior Secured Term Loan. As of March 31, 2024, we had $3,363,372 of cash and cash equivalents on hand, of which $2,600,000 is in an escrow account pursuant to the requirements of the Senior Secured Term Loan, and had a working capital deficit of $24,263,954. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company had positive cash flow from operations of $1,526,558 for the three months ended March 31, 2024 and $8,675,037 for the year ended December 31, 2023 on a pro forma basis of the combined Successor and Predecessor periods. Additionally, management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A common stock through. We have a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund our operations and production growth, and be used to reduce liabilities, subject the Company’s Form S-1 Registration Statement, which is in the review process, being declared effective by the Securities and Exchange Commission (“SEC”). However, we may seek additional access to capital and liquidity. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline from expected levels.

Cash Flows

Sources and uses of cash for the three months ended March 31, 2024 and 2023, are as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2023
	Successor	Predecessor
Net cash provided by operating activities	$1,526,558	$3,207,922
Net cash (used in) provided by investing activities	(997,716	(3,297,258)
Net cash (used in) provided by financing activities	(670,924)	-
Net change in cash and cash equivalents	$(142,082)	$(89,336)

Operating Activities

The decrease in net cash flow provided by operating activities for the three months ended March 31, 2024, as compared to 2023 is primarily due to decreased production volumes, and higher general and administrative and acquisition costs associated with public filings.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was primarily related to $977,716 in development costs for the Company’s reserves. Cash flows used in investing activities in the Predecessor period for the three months ended March 31, 2023 consisted primarily of $3,106,261of cash paid for oil and gas property costs.

Financing Activities

Net cash used by financing activities during the Successor period were primarily related to repayments of the Senior Secured Term Loan of $887,174 and Private Notes Payable of $33,750, partially offset by an additional $250,000 in cash proceeds from the Private Notes Payable issued during the three months ended March 31, 2024

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

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

Our proved reserve information included in the Company’s Annual Report on its Form 10-K filed with the SEC on May 2, 2024 as of December 31, 2023 and 2022, was prepared by independent petroleum engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify, positively or negatively, material revisions to the estimate of proved reserves.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon his evaluation, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) concluded that, our disclosure controls and procedures were not effective related to the lack of sufficient accounting personnel to manage the Company’s financial accounting process, lack of segregation of duties, proper accounting for complex financial instruments and lack of design and implementation of controls related to oil and gas activities which combined constituted a material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management assessed the effectiveness of our internal control over financial reporting at March 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2024 due to the material weakness in our internal control over financial reporting described above. We plan to enhance our processes to identify and appropriately recognize accounting transactions in a more timely manner, and understand the nuances of the complex accounting standards that apply to our consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report as amended on Form 10-K filed with the SEC on May 2, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2024, the Company issued 250,000 warrants to third parties having terms substantially similar to the Private Placement Warrants in connection with the receipt of $250,000 in cash and the issuance of a promissory note.

In April 2024, the Company issued 100,000 warrants to an officer of the Company having terms substantially similar to the Private Placement Warrants in connection with the receipt of $100,000 in cash and the issuance of a promissory note.

All issuances of warrants described above were not registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
3.2	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
3.3	Amendment to the Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2023, and incorporated herein by reference).
3.4	Form of Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Periodic Report on form 8-K filed on August 30, 2023 and incorporated herein by reference).
3.5	Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on April 15, 2022 and incorporated herein by reference).
10.1	Common Stock Purchase Agreement, dated as of October 17, 2022, by and between HNR Acquisition Corp and White Lion Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant on October 21, 2022)
10.2	Amendment No.1 to the Common Stock Purchase Agreement, dated March 7, 2024, by and between the Company and White Lion Capital, LLC (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on March 7, 2024).
10.3	Senior Secured Term Loan Agreement, dated November 15, 2023, by and among First International Bank & Trust, HNR Acquisition Corp, HNRA Upstream, LLC, HNRA Partner, Inc., Pogo Resources, LLC, and LH Operating, LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.4	Second Amendment to Term Loan Agreement dated April 18, 2024, effective March 31, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 23, 2024).
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HNR ACQUISITION CORP

Date: May 20, 2024	By:	/s/ Dante Caravaggio
	Name:	Dante Caravaggio
	Title:	Chief Executive Officer

Date: May 20, 2024	By:	/s/ Mitchell B. Trotter
	Name:	Mitchell B. Trotter
	Title:	Chief Financial Officer