Form 10-Q/A
period 2024-03-31
HNR Acquisition Corp.
filed 2024-06-05
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

(713) 834-1145
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 15, 2024, 5,537,009 shares of Class A Common Stock, par value $0.0001 per share, and 1,800,000 share of Class B Common Stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10Q/A”) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, originally filed with the Securities and Exchange Commission on May 20, 2024 (the “Original Form 10-Q”), by HNR Acquisition Corp (the “Company’) is being filed for the purpose of correcting an erroneously marked response on the cover page of the Original Form 10-Q.

In the Original Form 10-Q, the box indicating the Company is a “shell company” (as defined in Rule 12b-2 of the Exchange Act) was mistakenly checked as “Yes”. The Company wishes to clarify that this was a scrivener’s error and that the Company does not meet the definition of a shell company. Therefore, in this Form 10Q/A, the box indicating that the Company is a shell company has been correctly checked “No” to reflect the Company’s true status.

Other than as expressly set forth above, this Form 10-Q/A does not, and does not purport to, amend, update or restate the information in any other item of the Original Form 10-Q, or reflect any events that have occurred after the Original Form 10-Q was originally filed. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-Q. Accordingly, this Form 10Q/A should be read in conjunction with the Original Form 10-Q and our other filings with the Securities and Exchange Commission.

Item 6. Exhibits

(a) Exhibits.

No.	Description of Exhibit
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HNR ACQUISITION CORP

Date: June 5, 2024	By:	/s/ Dante Caravaggio
	Name:	Dante Caravaggio
	Title:	Chief Executive Officer

Date: June 5, 2024	By:	/s/ Mitchell B. Trotter
	Name:	Mitchell B. Trotter
	Title:	Chief Financial Officer

2