Form 10-Q
period 2024-06-30
HNR Acquisition Corp.
filed 2024-08-19
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 15, 2024, 5,587,009 shares of Class A Common Stock, par value $0.0001 per share, and 1,800,000 share of Class B Common Stock, par value $0.0001 per share, were issued and outstanding.

HNR ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

Part I. Financial Information

Item 1. Financial Statements

HNR ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash	$3,063,748	$3,505,454
Accounts receivable
Crude oil and natural gas	2,071,933	2,103,341
Other	5,148	90,163
Short-term derivative instrument asset	-	391,488
Prepaid expenses and other current assets	777,484	722,002
Total current assets	5,918,313	6,812,448
Crude oil and natural gas properties, successful efforts method:
Proved properties	97,331,949	94,189,372
Accumulated depreciation, depletion, amortization and impairment	(1,350,743)	(352,127)
Total oil and natural gas properties, net	95,981,206	93,837,245
Other property, plant and equipment, net	20,000	-
Long-term derivative instrument asset	-	76,199
Total assets	$101,919,519	$100,725,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,603,000	$4,795,208
Accrued liabilities and other	5,913,324	4,422,183
Revenue and royalties payable	1,481,078	461,773
Revenue and royalties payable – related parties	237,532	1,523,138
Deferred underwriting fee payable	1,195,000	1,300,000
Short-term derivative instrument liabilities	946,952	-
Related party notes payable, net of discount	3,672,876	2,359,048
Warrant liability, current portion	5,219,563	-
Current portion of long-term debt	9,782,073	4,157,602
Forward purchase agreement liability	1,419,569	1,094,097
Total current liabilities	38,470,967	20,113,049
Long-term debt, net of current portion and financing costs	30,134,125	37,486,206
Warrant liability	315,130	4,777,971
Deferred tax liability	4,614,086	6,163,140
Asset retirement obligations	977,827	904,297
Long-term derivative instrument liability	267,484	-
Other liabilities	675,000	675,000
Total for non-current liabilities	36,983,652	50,006,614
Total liabilities	75,454,619	70,119,663

Commitments and Contingencies (Note 6)

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Class A common stock, $0.0001 par value; 100,000,000 authorized shares, 5,537,009 shares issued and outstanding at June 30, 2024 and December 31, 2023	554	524
Class B common stock, $0.0001 par value; 20,000,000 authorized shares, 1,800,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	180	180
Additional paid-in capital	17,507,794	16,317,856
Accumulated deficit	(24,450,042)	(19,118,745)
Total stockholders’ (deficit) equity attributable to HNR Acquisition Corp.	(6,941,514)	(2,800,185)
Noncontrolling interest	33,406,414	33,406,414
Total stockholders’ equity	26,464,900	30,606,229
Total liabilities and stockholders’ equity	$101,919,519	$100,725,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HNR ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Successor		Predecessor
Revenues
Crude oil	$4,885,959	$9,857,109	$6,586,495	$13,500,743
Natural gas and natural gas liquids	128,084	306,692	204,477	462,642
Gain (loss) on derivative instruments, net	(83,478)	(2,080,725)	346,009	763,043
Other revenue	130,230	260,818	147,978	317,721
Total revenues	5,060,795	8,343,894	7,284,959	15,044,149
Expenses
Production taxes, transportation and processing	408,985	837,265	590,842	1,171,861
Lease operating	2,094,181	4,393,699	1,981,362	4,905,164
Depletion, depreciation and amortization	522,542	998,616	441,611	858,992
Accretion of asset retirement obligations	40,526	73,531	267,568	608,634
General and administrative	2,323,662	4,633,486	857,963	2,129,379
Total expenses	5,389,896	10,936,597	4,139,346	9,674,030
Operating income (loss)	(329,101)	(2,592,703)	3,145,613	5,370,119
Other Income (expenses)
Change in fair value of warrant liability	277,167	(346,888)	-	-
Change in fair value of forward purchase agreement liability	23,717	(325,472)	-	-
Amortization of financing costs	(662,076)	(1,475,257)	-	-
Interest expense	(2,030,317)	(3,890,899)	(559,846)	(874,938)
Interest income	14,257	29,362	88,822	174,251
Gain on extinguishment of liabilities	1,720,000	1,720,000	-	-
Other Income (expense)	783	1,506	2,171	(83,801)
Total other income (expenses)	(656,469)	(4,287,648)	(468,853)	(784,488)
Income (loss) before income taxes	(985,570)	(6,880,351)	2,676,760	4,585,631
Income tax provision	347,775	1,549,054	-	-
Net income (loss)	(637,795)	(5,331,297)	2,676,760	4,585,631
Net income (loss) attributable to noncontrolling interests	-	-	-	-
Net income (loss) attributable to HNR Acquisition Corp.	$(637,795)	$(5,331,297)	$2,676,760	$4,585,631

Weighted average share outstanding, common stock - basic and diluted	5,427,537	5,331,334	-	-
Net income (loss) per share of common stock – basic and diluted	$(0.12)	$(1.00)	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HNR ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/OWNERS’ EQUITY (DEFICIT)

(Unaudited)

Predecessor	Owners’ Equity

Balance at December 31, 2022	$28,504,247
Net income	1,908,871
Balance at March 31, 2023	30,413,118
Net income	2,676,760
Balance at June 30, 2023	$33,089,878

							Total
							Stockholders’
	Class A		Class B		Additional		(Deficit) Equity Attributable to HNR		Total Stockholders’
	Common Stock		Common Stock		Paid-In	Accumulated	Acquisition	Noncontrolling	(Deficit)
Successor	Shares	Amount	Shares	Amount	Capital	Deficit	Corp.	Interest	Equity

Balance – December 31, 2023	5,235,131	$524	1,800,000	$180	$16,317,856	$(19,118,745)	$(2,800,185)	$33,406,414	$30,606,229

Share-based compensation	-	-	-	-	699,248	-	699,248	-	699,248)
Net loss	-	-	-	-	-	(4,693,502)	(4,693,502)	-	(4,693,502)
Balance – March 31, 2024	5,235,131	524	1,800,000	180	17,017,104	(23,812,247)	(6,794,439)	33,406,414	26,611,975

Share-based compensation	301,878	30	-	-	490,690	-	490,720	-	490,720
Net loss	-	-	-	-	-	(637,795)	(637,795)	-	(637,795)
Balance – June 30, 2024	5,537,009	$554	1,800,000	$180	$17,507,794	$(24,450,042)	$(6,941,514)	$33,406,414	$26,464,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HNR ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	Successor	Predecessor
Operating activities:
Net income (loss)	$(5,331,297)	$4,585,631
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	998,616	858,992
Accretion of asset retirement obligations	73,531	608,634
Equity-based compensation	1,189,968	-
Deferred income tax benefit	(1,549,054)	-
Amortization of operating lease right-of-use assets	-	(536)
Amortization of debt issuance costs	1,474,756	2,224
Gain on extinguishment of liabilities	(1,720,000)	-
Change in fair value of unsettled derivatives	1,682,123	(1,061,698)
Change in fair value of warrant liability	346,888	-
Change in fair value of forward purchase agreement	325,472	-
Change in other property, plant, and equipment, net	-	83,004
Changes in operating assets and liabilities:
Accounts receivable	116,423	707,780
Prepaid expenses and other assets	(55,482)	67,508
Related party note receivable interest income	-	(174,251)
Accounts payable	1,857,983	(133,994)
Accrued liabilities and other	1,606,641	(26,622)
Royalties payable	1,019,305	78,299
Royalties payable – related party	214,394	-
Net cash provided by operating activities	2,250,267	5,594,971
Investing activities:
Development of crude oil and gas properties	(1,192,769)	(4,360,627)
Purchases of other equipment	(20,000)	-
Issuance of related party note receivable	-	(190,997)
Net cash used in investing activities	(1,212,769)	(4,551,624)
Financing activities:
Repayments of long-term debt	(1,891,454)	(500,000)
Proceeds from related party notes payable	450,000	-
Repayment of related party notes payable	(37,750)	-
Net cash used in financing activities	(1,479,204)	(500,000)
Net change in cash and cash equivalents	(441,706)	543,347
Cash and cash equivalents at beginning of period	3,505,454	2,016,315
Cash and cash equivalents at end of period	$3,063,748	$2,559,662

Cash paid during the period for:
Interest on debt	$2,393,838	$943,002
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount related to warrants issued with Private Notes Payable	$409,834	$-
Accrued purchases of property and equipment at period end	$2,347,526	$45,087
Amounts included in the measurement of operating lease liabilities	$-	$38,902

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

Going Concern Considerations

At June 30, 2024, the Company had $3,063,748 in cash and a working capital deficit of $32,552,654. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company had positive cash flow from operations of $2,250,267 for the six months ended June 30, 2024 and $8,675,037 for the year ended December 31, 2023, on a pro forma basis of the combined Successor and Predecessor periods. Additionally, management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A common stock through under the Common Stock Purchase Agreement. The Company has a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund the Company operations and production growth, and be used to reduce liabilities of the Company, subject to the Company’s Form S-1 Registration Statement, which was declared effective by the Securities and Exchange Commission (“SEC”) on August 9, 2024.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

On November 15, 2023 (the “Closing Date”), the Company consummated a business combination which resulted in the acquisition of Pogo Resources, LLC, a Texas limited liability Company (“Pogo” or “Pogo Resources”) and its subsidiary LH Operating, LLC, a Texas limited liability company (“LHO”, and collectively, the “Pogo Business”) (the “Acquisition”). The Company was deemed the accounting acquirer in the Acquisition based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations, and the Pogo Business was deemed to be the Predecessor entity. Accordingly, the historical consolidated financial statements of the Pogo Business became the historical financial statements of the Company’s upon consummation of the Acquisition. As a result, the financial statements included in this report reflect (i) the historical operating results of Pogo Business prior to the Acquisition (“Predecessor”) and (ii) the combined results of the companies, including Pogo Business following the closing of the Acquisition (“Successor”). The accompanying financial statements include a Predecessor period, which was the three and six months ended June 30, 2023, and Successor period for the three and six months ended June 30, 2024. As a result of the Acquisition, the results of operations, financial position and cash flows of the Predecessor and Successor may not be directly comparable. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these two periods as the Acquisition resulted in a new basis of accounting for the Pogo Business. See Note 3 for additional information.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on May 2, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Revision of previously issued financial statements

During the preparation of its financial statements for the three months ended June 30, 2024, the Company determined that certain lease operating expenses incurred during the three months ended March 31, 2024 should have been capitalized as oil and gas development costs. The error was determined to not be material to these previously reported numbers, and therefore the previously issued consolidated financial statements are not re-issued. The impact to depletion expense of these adjustments was trivial.

The following tables summarize the changes made to the affected financial statements and results of operations.

	March 31, 2024	Adjustments	March 31, 2024
	As Reported		As Revised
ASSETS
Total current assets	$6,243,105	$-	$6,243,105
Crude oil and natural gas properties, successful efforts method:
Proved Properties	94,834,573	824,007	95,658,580
Accumulated depreciation, depletion, amortization and impairment	(828,201)	-	(828,201)
Total oil and natural gas properties, net	94,006,372	824,007	94,830,379
Other property, plant and equipment, net	20,000	-	20,000
TOTAL ASSETS	$100,269,477	$824,007	$101,093,484

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Total current liabilities	$30,507,059	$-	$30,507,059
Long-term debt, net of current portion and discount	31,385,711	-	31,385,711
Warrant liability	5,625,934	-	5,625,934
Deferred tax liability	4,731,204	230,657	4,961,861
Asset retirement obligations	937,302	-	937,302
Long-term derivative instrument liabilities	388,642	-	388,642
Other liabilities	675,000	-	675,000
Total for non-current liabilities	43,743,793	230,657	43,974,450
Total liabilities	74,250,852	230,657	74,481,509
Commitments and Contingencies

Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-	-
Class A Common stock, $0.0001 par value; 100,000,000 authorized shares, 5,235,131 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	524	-	524
Class B Common stock, $0.0001 par value; 20,000,000 authorized shares, 1,800,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	180	-	180
Additional paid in capital	17,017,104	-	17,017,104
Accumulated deficit	(24,405,597)	593,350	(23,812,247)
Total stockholders’ (deficit) attributable to HNR Acquisition Corp	(7,387,789)	593,350	(6,794,439)
Noncontrolling interest	33,406,414	-	33,406,414
Total stockholders’ equity	26,018,625	593,350	26,611,975
Total liabilities and stockholders’ equity	100,269,477	824,007	101,093,484

	Three Months Ended March 31, 2024 (Successor)	Adjustments	Three Months Ended March 31, 2024 (Successor)
	As Reported		As Revised
Revenues	$3,283,099	$-	$3,283,099

Expenses
Production taxes, transportation and processing	$428,280	$-	$428,280
Lease operating	3,123,525	(824,007)	2,299,518
Depletion, depreciation and amortization	476,074	-	476,074
Accretion of asset retirement obligations	33,005	-	33,005
General and administrative	2,309,824	-	2,309,824
Total expenses	6,370,708	(824,007)	5,546,701
Operating income (loss)	(3,087,609)	(824,007)	(2,263,602)
Total other income (expenses)	(3,631,179)	-	(3,631,179)
Income (loss) before income taxes	(6,718,788)	824,007	(5,894,781)
Income tax provision	1,431,936	(230,657)	1,201,279
Net income (loss)	(5,286,852)	593,350	(4,693,502)
Net income (loss) attributable to noncontrolling interests	-	-	-
Net income (loss) attributable to HNR Acquisition Corp.	$(5,286,852)	$593,350	$(4,693,502)

Weighted average share outstanding, common stock - basic and diluted	5,235,131	5,235,131	5,235,131
Net income (loss) per share of common stock – basic and diluted	$(1.01)	0.11	$(0.90)

							Total
	Class A		Class B				Stockholders’ (Deficit) Equity Attributable to		Total
	Common Stock		Common Stock		Additional Paid In	Accumulated	HNR Acquisition	Noncontrolling	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	deficit	Corp.	Interest	Equity
As Reported
Balance – December 31, 2023	5,235,131	$524	1,800,000	$180	$16,317,856	$(19,118,745)	$(2,800,185)	$33,406,414	$30,606,229
Share-based compensation			-	-	699,248		699,248	-	699,248
Net loss	-	-	-	-		(5,286,852)	(5,286,852)	-	(5,286,852)
Balance – March 31, 2024	5,235,131	$524	1,800,000	$180	$17,017,104	$(24,405,597)	$(7,387,789)	$33,406,414	$26,018,625

Adjustment						$593,350	$593,350	$-	$593,350

As Revised
Balance – December 31, 2023	5,235,131	$524	1,800,000	$180	$16,317,856	$(19,118,745)	$(2,800,185)	$33,406,414	$30,606,229
Share-based compensation			-	-	699,248		699,248	-	699,248
Net loss	-	-	-	-		(4,693,502)	(4,693,502)	-	(4,693,502)
Balance – March 31, 2024	5,235,131	$524	1,800,000	$180	$17,017,104	$(23,812,247)	$(6,794,439)	$33,406,414	$26,611,975

	Three Months Ended March 31, 2024	Adjustments	Three Months Ended March 31, 2024
	As Reported		As Revised
Operating activities:
Net income (loss)	$(5,286,852)	$593,350	$(4,693,502)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	476,074	-	476,074
Accretion of asset retirement obligations	33,005	-	33,005
Equity-based compensation	699,248	-	699,248
Deferred income tax benefit	(1,431,936)	230,657	(1,201,279)
Amortization of operating lease right-of-use assets	-	-	-
Amortization of debt issuance costs	813,181	-	813,181
Change in fair value of unsettled derivatives	1,860,093	-	1,860,093
Change in fair value of warrant liability	624,055	-	624,055
Change in fair value of forward purchase agreement	349,189	-	349,189
Change in other property, plant, and equipment, net	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	(23,985)	-	(23,985)
Prepaid expenses and other assets	59,758	-	59,758
Related party note receivable interest income	-	-	-
Accounts payable	(581,535)	(1,230,720)	(1,812,255)
Accrued liabilities and other	3,161,477	-	3,161,477
Royalties payable	560,392	-	560,392
Royalties payable – related party	214,394	-	214,394
Net cash provided by operating activities	1,526,558	(406,713)	1,119,845
Investing activities:
Development of crude oil and gas properties	(977,716)	406,713	(571,003)
Purchases of other equipment	(20,000)	-	(20,000)
Net cash used in investing activities	(997,716)	406,713	(591,003)
Financing activities:
Net cash used in financing activities	(670,924)	-	(670,924)
Net change in cash and cash equivalents	(142,082)	-	(142,082)
Cash and cash equivalents at beginning of period	3,505,454	-	3,505,454
Cash and cash equivalents at end of period	$3,363,372	$-	$3,363,372

Cash paid during the period for:
Interest on debt	$1,387,458	$-	$1,387,458
Income taxes	$-	$-	$-
Amounts included in the measurement of operating lease liabilities	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount related to warrants issued with Private Notes Payable	$223,908	$-	$223,908
Accrued purchases of property and equipment at period end	$65,203	$1,230,720	$1,295,923

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

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement warrants to purchase an aggregate of 6,847,500 shares and warrants to purchase 4,413,000 shares issued in connection with Private Notes Payable in the calculation of diluted income per share, since the effective of those instruments would be anti-dilutive. As a result, diluted income (loss) per share of common stock is the same as basic loss per share of common stock for the period presented.

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

As of June 30, 2024 and December 31, 2023, the Company had approximately 99% and 96% of accounts receivable with two customers, respectively.

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

The Successor recognized depreciation, depletion, and amortization expense totaling $522,542 and $998,616 for the three and six months ended June 30, 2024, respectively, and the Predecessor recognized $441,611 and $858,992 for the three and six months ended June 30, 2023, respectively.

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

Customers

The Company and the Predecessor, respectively, sold 100% of its crude oil and natural gas production to two customers for the six months ended June 30, 2024 and 2023. Inherent to the industry is the concentration of crude oil, natural gas and natural gas liquids (“NGLs”) sales to a limited number of customers. This concentration has the potential to impact the Company’s overall exposure to credit risk in that its customers may be similarly affected by changes in economic and financial conditions, commodity prices or other conditions. Given the liquidity in the market for the sale of hydrocarbons, the Company believes the loss of any single purchaser, or the aggregate loss of several purchasers, could be managed by selling to alternative purchasers in the operating areas.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of June 30, 2024, the Company’s cash balances exceeded the FDIC limit by $2,728,905. At June 30, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate was approximately 21% for the three and six months ended June 30, 2024.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

As of June 30, 2024, the Company owes $645,873 of the Side Letter payable, included in accrued expenses and other current liabilities on the consolidated balance sheet.

Effective June 20, 2024, the Company and the Seller entered into a settlement agreement and Release (the “Settlement Agreement”). Under the Settlement Agreement, and in settlement of the working capital provisions of the Amended MIPA, the Seller agreed to waive all rights and claims to the amount of royalties payable under the ORRI as of December 31, 2023, totaling $1,500,000 and agreed to pay certain amounts related to vendor payable claims assumed by the Company at Closing totaling $220,00. During the three months ended June 30, 2024, the Company recognized a gain on settlement of liabilities of $1,720,000 related to the Settlement Agreement, included in other income on the unaudited consolidated statement of operations.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations of the combined Successor Predecessor companies for the three and six months ended June 30, 2023 as if the Acquisition occurred on January 1, 2023. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three Months ended June 30, 2023	Six Months ended June 30, 2023
Revenue	$6,605,862	$13,647,811
Operating income (loss)	2,976,937	2,316,765
Net income (loss)	1,387,999	(949,255)
Net income (loss) per common share	$0.27	(0.18)
Weighted Average common shares outstanding	5,235,131	5,235,131

NOTE 4 — DERIVATIVES

Derivative Activities

The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs, which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments. The company has historically used crude diff swaps, fixed price swaps, and costless collars. As of June 30, 2024, the Company’s derivative financial instruments consisted of costless collars and crude diff swaps, which are described below:

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

The following table sets forth the derivative volumes by period as of June 30, 2024 for the Company:

	Price collars
Period	Volume (Bbls/month)	Weighted average floor price ($/Bbl)	Weighted average ceiling price ($/Bbl)	Weighted average sold call ($/Bbl)
Q3 2024	9,000	$70.00	$85.50	$85.50
Q4 2024	9,000	$70.00	$85.50	$85.50

Crude price differential swaps

During the year ended December 31, 2023, the Company has entered into commodity swap contracts that are effective over the next 1 to 24 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations. The following table reflects the weighted-average price of open commodity swap contracts as of June 30, 2024:

Commodity Swaps
		Weighted
	Volume	average
Period	(Bbls/month)	price ($/Bbl)
Q3-Q4 2024	2,250	$70.89
Q1-Q4 2025	5,000	$70.21

Derivative Assets and Liabilities

As of June 30, 2024 and December 31, 2023, the Company is conducting derivative activities with one counterparty, which is secured by the lender in the Company’s bank credit facility. The Company believes the counterparty is acceptable credit risk, and the credit worthiness of the counterparty is subject to periodic review. The assets and liabilities are netted given that all positions are held by a single counterparty and subject to a master netting arrangement. The combined fair value of derivatives included in the accompanying consolidated balance sheets as of June 30, 2024 and December 31, 2023 is summarized below.

	As of June 30, 2024
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$59,607	$(59,607)	$—
Long-term derivative asset	—	—	—
Short-term derivative liability	(1,006,559)	59,607	(946,952)
Long-term derivative liability	(267,484)	—	(267,484)
Total derivative liability			$(1,214,436)

	As of December 31, 2023 (Successor)
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$583,035	$(191,547)	$391,488

Long-term derivative asset	76,199	—	76,199
Short-term derivative liability	(191,547)	(191,547)	—
Long-term derivative liability	—	—	—
Total derivative asset			$467,687

The effects of the Company’s derivatives on the consolidated statements of operations are summarized below:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Successor		Predecessor
Total gain (loss) on unsettled derivatives	$177,970	$(1,682,123)	$477,674	$1,061,698
Total gain (loss) on settled derivatives	(261,448)	(398,602)	(131,665)	(298,655)
Net gain (loss) on derivatives	$(83,478)	$(2,080,725)	$346,009	$763,043

NOTE 5 — LONG-TERM DEBT AND NOTES PAYABLE

The Company’s debt instruments are as follows:

	June 30, 2024	December 31, 2023
Senior Secured Term Loan	$25,789,249	$27,680,703
Predecessor Revolving Credit Facility	-	-
Seller Promissory Note	15,000,000	15,000,000
Private loans	3,881,750	3,469,500
Total	44,670,999	46,150,203
Less: unamortized financing cost	(1,081,925)	(2,147,346)
Less: current portion including amortization	(13,454,949)	(6,516,651)
Long-term debt, net of current portion	$30,134,125	$37,486,206

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

The Term Loan Agreement contains affirmative and restrictive covenants and representations and warranties. The Loan Parties are bound by certain affirmative covenants setting forth actions that are required during the term of the Term Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, the Loan Parties from time to time will be bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Term Loan Agreement without prior written consent, including, without limitation, incurring certain additional indebtedness, entering into certain hedging contracts, consummating certain mergers, acquisitions or other business combination transactions, consummating certain dispositions of assets, making certain payments on subordinated debt, making certain investments, entering into certain transactions with affiliates, and incurring any non-permitted lien or other encumbrance on assets. The Term Loan Agreement also contains other customary provisions, such as confidentiality obligations and indemnification rights for the benefit of the Lender. The Company was in compliance with covenants of the Term Loan Agreement as of June 30, 2024.

For the six months ended June 30, 2024, the Company amortized $163,844 to interest expense related to deferred finance costs on the Term Loan Agreement. As of June 30, 2024, the principal balance on the Term Loan was $25,789,249, unamortized financing costs was $873,051 and accrued interest was $161,182.81. As of December 31, 2023, the principal balance on the Term Loan was $27,680,7063, unamortized financing costs was $1,036,895 and accrued interest was $173,004.

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

Seller Promissory Note

In connection with the Closing, OpCo issued the Seller Promissory Note to Pogo Royalty in the principal amount of $15,000,000. The Seller Promissory Note matures on May 15, 2024, bears an interest rate equal 12% per annum, and contains no penalty for prepayment. As the Seller Promissory Note was not repaid in full prior to its stated maturity date, OpCo will owe interest from and after default equal to the lesser of 18% per annum and the highest amount permissible under law, compounded monthly. The Seller Promissory Note is subordinated to the Term Loan as discussed above. Accrued interest on the Seller Promissory Note was $2,132,336 and $277,397 as of June 30, 2024 and December 31, 2023, respectively. As a result of the Subordination Agreement, the Company has classified the Seller Promissory Note as a long-term liability on the consolidated balance sheet.

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

During the six months ended June 30, 2024, the Company received an additional $450,000 in cash proceeds under unsecured promissory notes with investors with the same terms as those described above. The Company issued an additional 450,000 warrants with an exercise price of $11.50 to these investors in connection with the agreements. There are a total of 5,884,000 warrants issued to these investors.

The Company is amortizing the debt discount through a period of six months from the Closing Date. The Company recognized amortization of debt discount of $1,310,912 during the six months ended June 30, 2024. Accrued interest on the promissory notes was $144,221 and $158,801 as of June 30, 2024 and December 31, 2023, respectively.

Future Maturities of Long-term debt

The following summarizes the Company’s maturities of debt instruments:

Principal
Twelve Months Ended:
June 30, 2025	$13,663,823
June 30, 2026	6,034,175
June 30, 2027	24,973,002
June 30, 2028	—
Total	$44,671,000

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

The fair value of the prepayment was $14,257,648 at inception of the agreement, $6,066,324 as of the Closing date and was $6,067,094 as of December 31, 2023, and is included as a reduction of additional paid-in capital on the consolidated statement of stockholders’ equity. The estimated fair value of the Maturity Consideration was $1,704,416 at inception of the agreement and was $4,647,525 as of June 30, 2024. The Company recognized a gain from the change in fair value of the Forward Purchase Agreement of $23,717 and $(325,472) during the three and six months ended June 30, 2024 respectively.

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

As of June 30, 2024, there were 5,537,009 Class A common shares and 1,800,000 Class B common shares outstanding.

On March 4, 2024, the Compensation Committee of the Board of Directors approved awards of restricted stock units (“RSU’s”) to various employees, non-employee directors and consultants. Non-employee directors received an aggregate of 224,500 RSU’s, with 112,000 RSU’s vesting over 3 years beginning November 15, 2024, and 112,500 RSU’s fully vesting at November 15, 2024. Employees received a total of 285,000 RSU’s, including 50,000 RSU’s each to the Company’s CEO, CFO and General Counsel pursuant to their employment agreements. A total of 35,000 RSU’s of the employee RSU’s vest immediately, with the remainder over 3 years beginning November 15, 2024. The awards also included 60,000 RSU’s pursuant to the agreement with RMH, Ltd., and 30,000 RSU’s to the Company’s former President. These consultant awards vest on November 15, 2024. The Company estimated the fair value of the RSU’s using the stock price of $1.97 per share on the date of grant. The Company recognized stock-based compensation expense of $1,189,968 during the six months ended June 30, 2024 and expects to recognize an additional $664,240 through December 31, 2026 assuming all awards vest.

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

On March 7, 2024, the Company entered into an Amendment No. 1 to Common Stock Purchase Agreement (the “Amendment”) with White Lion. Pursuant to the Amendment, the Company and White Lion agreed to a fixed number of Commitment Shares equal to 440,000 shares of common stock to be issued to White Lion in consideration for commitments of White Lion under the Common Stock Purchase Agreement, which the Company agreed to include all of the Commitment Shares on the Initial Registration Statement filed by the Company. The Company recognized share-based compensation expense of $573,568 related to the Amendment.

Finally, pursuant to the Amendment, the Company’s right to sell shares of common stock to White Lion will now extend until December 31, 2026.

On June 17, 2024, the Company entered into an Amendment No. 2 to Common Stock Purchase Agreement (the “2nd Amendment”) with White Lion. Pursuant to the 2nd Amendment, the Company and White Lion agreed to amend the process of a Rapid Purchase, whereby the parties will close on the Rapid Purchase on the trading day the notice of the applicable Rapid Purchase is given. The 2nd Amendment, among other things, also removed the maximum number of shares required to be purchased upon notice of a Rapid Purchase, added a limit of 100,000 shares of Common Stock per individual request, and revised the purchase price of a Rapid Purchase to equal the lowest traded price of Common Stock during the one hour following White Lion’s acceptance of the Rapid Purchase for each request. In addition, White Lion agreed that, on any single business day, it shall not publicly resell an aggregate amount of Commitment Shares in an amount that exceeds 7% of the daily trading volume of the Common Stock for such business day, excluding any trades before or after regular trading hours and any block trades.

In addition, we may, from time to time while a purchase notice is active, issue a Rapid Purchase Notice to White Lion for the purchase of shares (not to exceed 100,000 shares per individual request) at a purchase price equal to the lowest traded price of Common Stock during the one hour following White Lion’s acceptance of the Rapid Purchase for each request, and which the parties will close on the Rapid Purchase on the trading day the notice of the applicable Rapid Purchase is given within two Business Days of the applicable Rapid Purchase Date. Furthermore, White Lion agreed that, on any single Business Day, it shall not publicly resell an aggregate amount of Commitment Shares in an amount that exceeds 7% of the daily trading volume of our Class A Common Stock for the such preceding Business Day, excluding any trades before or after regular trading hours and any block trades.

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

Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows:

Derivatives

The Company’s commodity price derivatives primarily represent crude oil collar contracts (some with long calls), fixed price swap contracts and differential swap contracts. The asset and liability measurements for the Company’s commodity price derivative contracts are determined using Level 2 inputs. The asset and liability values attributable to the Company’s commodity price derivatives were determined based on inputs that include, but not limited to, the contractual price of the underlying position, current market prices, crude oil forward curves, discount rates, and volatility factors. The Company had a net derivative liability of $1,214,436 as of June 30, 2024 and had a net derivative asset of $467,687 as of December 31, 2023.

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

The following table represents the weighted average inputs used in calculating the fair value of the prepaid forward contract and the Maturity Consideration as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Stock price	$2.63	$2.03
Term (in years)	2.38	2.88
Expected volatility	35.8%	40.7%
Risk-free interest rate	4.53%	3.96%
Expected dividend yield	—%	—%

The Company estimated the likelihood of a Dilutive Offering at a price of $5.00 per share to be 50% within nine months of June 30, 2024. The Company estimated the likelihood of a Dilutive Offering at a price of $5.00 per share to be 50% within nine months of December 31, 2023. The FPA estimated fair value is considered a level 3 fair value measurement.

Warrant Liability

Based on the redemption right present in the warrants issued in connection with promissory notes, the warrants are accounted for as a liability in accordance with ASC 480 and ASC 815, with the changes in fair value of the warrants recognize in the statement of operations.

The Company valued the warrants using the trading prices of the Public Warrants, which mirror the terms of the note payable warrants. The Company also estimated the fair value of the redemption put using a present value calculation for the time from the Closing Date of the MIPA through the 18-month redemption date and an estimated discount rate of 15%. The initial fair value of the warrant liabilities for warrants issued during the period was $409,834 and was recognized as debt discount. The estimated fair value of the warrants and redemption put was $5,534,693 and $4,777,970 as of June 30, 2024 and December 31, 2023, respectively, and the Company recognized a change in fair value of the warrant liability of a loss of $346,888 during the six months ended June 30, 2024. The warrant liability estimated fair value is considered a level 3 fair value measurement.

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

NOTE 9 — RELATED PARTY TRANSACTIONS

On May 5, 2022, the Company entered into a Referral Fee and Consulting Agreement (the “Consulting Agreement”) with Alexandria VMA Capital, LLC (“Alexandria”), an entity controlled by Mr. Caravaggio, who became the Company’s CEO on December 17, 2023. Pursuant to the Consulting Agreement, Alexandria provided information and contacts with suitable investments and acquisition candidates for the Company’s initial business combination. In addition, Alexandria provided due diligence, purchasing and negotiating strategy advice, organizational and operational advice, and such other services as requested by the Company. In consideration of the services provided by Alexandria, the Company paid to Alexander Capital a referral fee of $1,800,000 equal to 2% of the total value of the Company’s business combination, with half being paid by the issuance of 89,000 shares of the Company’s Class A Common Stock during the period from November 15, 2023 to December 31, 2023 for the Successor. No gain was recognized on the issuance of these shares for the difference in the fair value of the shares and the $900,000 payable due to the related party nature of the transaction. The remaining $900,000 was reflected as accounts payable. As of June 30, 2024 and December 31, 2023, the Company owes $607,000 and $762,000 of the fee.

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

Effective May 6, 2024, the Company and RMH Ltd. entered into a settlement and mutual release agreement pursuant to which the Company paid $100,000 in cash, with $50,000 paid on or before execution and the remaining $50,000 by July 24, 2024. The Company also agreed to issue 150,000 shares of Class A Common Stock subject to a contractual lockup as final consideration under the Consulting Agreement, which was deemed terminated effective May 6, 2024. The Company recognized $360,000 of stock-based compensation expense related to the Class A Common Shares that have not yet been issued to RMH Ltd.

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

As of June 30, 2024 and December 31, 2023, the Company had recorded an environmental remediation liability of $675,000 relating to an oil spill at one of the Company’s producing sites in fiscal year 2017 which is recorded in other liabilities in the consolidated balance sheets. The producing site was subsequently sold in 2019 and the Predecessor indemnified the purchaser for the remediation costs. Management based the remediation liability on the undiscounted cost received from third- party quotes to remediate the spill. As of June 30, 2024, the Company does not believe it is likely remediation will be required in the next five years.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued.

On July 1, 2024, the Company entered into a merchant cash advance agreement with a third party. The Company borrowed $525,000, and received $500,000 in cash proceeds. The Company will repay an aggregate of $756,000 on a weekly basis through March 2025.

On July 15, 2024, the Company entered into a subordinated business loan and security agreement with a third party. The Company received cash proceeds of $500,000, and will repay an aggregate of $685,000 to the lender on a weekly basis through February 2025.

 In August 2024, the Company issued 50,000 shares under the Common Stock Purchase Agreement for approximately $115,000 in cash proceeds.

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

Our average daily production for the six months ended June 30, 2024 was 814 barrel of oil equivalent (“BOE”) per day. Our average daily production for the year ended December 31, 2023, was 1,022 BOE per day. The decrease in production is due to an increase in well downtime, water injection flowlines that needed repair or replacement, and the conveyance of the 10% Override royalty interest to Pogo Royalty.

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

The price at which our oil and natural gas production are sold typically reflects either a premium or discount to the New York Mercantile Exchange (“NYMEX”) benchmark price. Thus, our operating results are also affected by changes in the oil price differentials between the applicable benchmark and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the six months ended June 30, 2024 and 2023, was $(1.41) and $(0.76) per barrel, respectively. Our natural gas price differential during the six months ended June 30, 2024 and 2023, was $0.35 and $0.09 per one thousand cubic feet (“Mcf”), respectively. Fluctuations in our price differentials and realizations are due to several factors such as gathering and transportation costs, takeaway capacity relative to production levels, regional storage capacity, gain/loss on derivative contracts and seasonal refinery maintenance temporarily depressing demand.

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

Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2024 and 2023.

	For the three months ended June 30,
	2024	2023
Average NYMEX Prices (1)
Oil (per Bbl)	$81.71	$73.76
Natural gas (per Mcf)	$2.08	$2.16

	For the six months ended June 30,
	2024	2023
Average NYMEX Prices (1)
Oil (per Bbl)	$79.64	$74.92
Natural gas (per Mcf)	$2.11	$2.41

(1)	Based on average NYMEX closing prices.

For the six months ended June 30, 2024, the average NYMEX oil pricing was $79.64 per barrel of oil or 6% higher than the average NYMEX price per barrel for the six months ended June 30, 2023. Our settled derivatives decreased our realized oil price per barrel by $3.16 and $1.64 in the six months ended June 30, 2024, and 2023, respectively. Our average realized oil price per barrel after reflecting settled derivatives and location differentials was $75.81 and $71.57 for the three months ended June 30, 2024 and 2023, respectively. Our average realized oil price per barrel after reflecting settled derivatives and location differentials was $75.07 and $72.52 for the six months ended June 30, 2024 and 2023, respectively.

The average NYMEX natural gas pricing for the six months ended June 30, 2024, was $2.11 per Mcf, or 13% lower than the average NYMEX price of $2.41 per Mcf for the six months ended June 30, 2023.

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

Results of Operations

Three months ended June 30, 2024 (Successor) Compared to Three months ended June 30, 2023

The following table sets forth selected operating data for the periods indicated. Average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
	Successor	Predecessor
Revenues
Crude oil	$4,885,959	$6,586,495
Natural gas and natural gas liquids	128,084	204,477
Gain (loss) on derivative instruments, net	(83,478)	346,009
Other revenue	130,230	147,978
Total revenues	$5,060,795	7,284,959

Average sales prices:
Oil (per Bbl)	$80.10	$73.03
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	(4.29)	(1.46)
Oil net of settled oil derivatives (per Bbl)	75.81	71.57

Natural gas (per Mcf)	$2.13	$2.09

Realized price on a BOE basis excluding settled commodity derivatives	$70.62	$63.76
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	(3.68)	(1.23)
Realized price on a BOE basis including settled commodity derivatives	$66.94	$62.53

Expenses
Production taxes, transportation and processing	408,985	590,842
Lease operating	2,094,181	1,981,362
Depletion, depreciation and amortization	522,542	441,611
Accretion of asset retirement obligations	40,526	267,568
General and administrative	2,323,662	857,963
Total expenses	5,389,896	4,139,346

Costs and expenses (per BOE):
Production taxes, transportation, and processing	$5.76	$5.66
Lease operating expenses	29.50	18.60
Depreciation, depletion, and amortization expense	7.36	4.15
Accretion of asset retirement obligations	0.57	2.51
General and administrative	32.73	8.05

Net producing wells at period-end	342	342

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes. For the three months ended June 30, 2024, our oil and natural gas sales decreased 26% from the three months ended June 30, 2023, driven by a 7% increase in realized prices, excluding the effect of settled commodity derivatives, and a 34% decrease in production volumes, and $83,478 in derivative instrument losses in the three months ended June 30, 2024. Realized production from oil and gas properties decreased due to the sale of the ORRI of 10% by the Predecessor in July 2023 and actual decrease in production due to an increase in well downtime, and the impact of water injection flowlines that needed repair or replacement.

Production for the comparable periods is set forth in the following table:

	For the Three Months Ended June 30,
	2024	2023
Production:	Successor	Predecessor
Oil (MBbl)	61	90
Natural gas (MMcf)	60	98
Total (MBOE)(1)	71	107

Average daily production:
Oil (Bbl)	674	1,002
Natural gas (Mcf)	663	1,089
Total (BOE)(1)	718	1,183

(1)	Natural gas is converted to BOE at the rate of one-barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Contracts

We enter into commodity derivatives instruments to manage the price risk attributable to future oil production. We recorded a loss on derivative contracts of $83,478 for the three months ended June 30, 2024, compared to a gain of $346,009 for the three months ended June 30, 2023. Higher commodity prices in the three months ended June 30, 2024, resulted in realized losses of $261,448 compared to realized losses of $131,665 for the three months ended June 30, 2023. For the three months ended June 30, 2024, unrealized gains were $177,970 compared to unrealized gains of $477,674 for the three months ended June 30, 2023.

For the three months ended June 30, 2024, our average realized oil price per barrel after reflecting settled derivatives was $75.81 compared to $71.57, for the three months ended June 30, 2023. For the three months ended June 30, 2024, our settled derivatives decreased our realized oil price per barrel by $4.29 compared to decreasing the price per barrel by $1.46 for the three months ended June 30, 2023. As of June 30, 2024, we ended the period with a $1,214,436 net derivative liability compared to a net asset of $467,687 as of December 31, 2023.

Other Revenue

Other revenue was $130,230 for the three months ended June 30, 2024, compared to $147,978 for the three months ended June 30, 2023. The revenue is related to providing water services to a third party. The contract is for one year starting on September 1, 2022, and can be renewed by mutual agreement.

Lease Operating Expenses

Lease operating expenses were $2,094,181 for the three months ended June 30, 2024, compared to $1,981,362 for the three months ended June 30, 2023. On a per unit basis, production expenses increased 59% from $18.60 per BOE for the three months ended June 30, 2023, to $29.50 per BOE for the three months ended June 30, 2024, due primarily to increases in proactive maintenance activities.

Production Taxes, Transportation and Processing

We pay production taxes, transportation and processing costs based on realized oil and natural gas sales. Production taxes, transportation and processing costs were $408,985 for the three months ended June 30, 2024, compared to $590,842 for the three months ended June 30, 2023. As a percentage of oil and natural gas sales, these costs were 8% and 9% in the three months ended June 30, 2024, and 2023, respectively. Production taxes, transportation, and processing as a percent of total oil and natural gas sales are consistent with historical trends.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $522,542 for the three months ended June 30, 2024, compared to $441,611 for the three months ended June 30, 2023. DD&A was $7.36 per BOE for the three months ended June 30, 2024 compared to $4.15 per BOE for the three months ended June 30, 2023. The aggregate increase in DD&A expense for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was driven by the increase in the oil and gas properties balance due the recognition of the reserves at fair value as a result of the acquisition of the Pogo business by the Company on November 15, 2023.

Accretion of Asset Retirement Obligations

Accretion expense was $40,526 for the three months ended June 30, 2024, compared to $267,568 for the three months ended June 30, 2023. Accretion expense was $0.57 per BOE for the three months ended June 30, 2024, compared to $2.51 per BOE for the three months ended June 30, 2023. The aggregate decrease in accretion expense for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was driven by changes in certain assumptions, specifically the inflation factor and discount rate as a result of the acquisition date where we revised our estimates as part of its fair value estimates for the acquired business on November 15, 2023

General and Administrative

General and administrative expenses were $2,323,662 for the three months ended June 30, 2024, compared to $857,963 for the three months ended June 30, 2023. The increase in general and administrative expenses is primarily due to increased cost of outsourced legal, professional, and accounting services from being a public company, and stock-based compensation in the current period of $490,720.

Interest Expense and amortization of financing costs

Interest expense was $2,030,317 for the three months ended June 30, 2024, compared to $559,846 for the three months ended June 30, 2023. The Successor period interest expense is driven by the Senior Secured term loan entered into as part of the Closing, and the Private Notes Payable. The Predecessor interest expense for the three months ended June 30, 2023 relates to the Predecessor’s revolving credit facility outstanding and an increase in the weighted average interest rate. This revolving credit facility was not assumed in the Acquisition. Amortization of financing costs was $662,076 and was primarily associated with discount on the Company’s Private Notes Payable.

Change in fair value of forward purchase agreement

The change in fair value of forward purchase agreement consisted of a loss of $23,717 for the three months ended June 30, 2024 for the Successor related to the inputs used in the Company’s fair value estimate of the FPA Put Option. The key inputs to the fair value estimate include the Company’s stock price, which declined during the Successor period, and the likelihood, timing and price of a potential dilutive offering.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities consisted of a loss of $277,167 for the three months ended June 30, 2024 related to fluctuations in the trading price of the Company’s warrants, a portion of which are accounted for as liabilities due to the redemption provisions in those issued to Private Note holders.

Six months ended June 30, 2024 (Successor) Compared to six months ended June 30, 2023

The following table sets forth selected operating data for the periods indicated. Average sales prices are derived from accrued accounting data for the relevant period indicated.

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	Successor	Predecessor
Revenues
Crude oil	$9,857,109	$13,500,743
Natural gas and natural gas liquids	306,692	462,642
Gain (loss) on derivative instruments, net	(2,080,725)	763,043
Other revenue	260,818	317,721
Total revenues	$8,343,894	15,044,149

Average sales prices:
Oil (per Bbl)	$78.23	$74.16
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	(3.16)	(1.64)
Oil net of settled oil derivatives (per Bbl)	75.07	72.52

Natural gas (per Mcf)	$2.45	$2.50

Realized price on a BOE basis excluding settled commodity derivatives	69.22	$65.60
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	(2.71)	(1.40)
Realized price on a BOE basis including settled commodity derivatives	$66.51	$64.20

Expenses
Production taxes, transportation and processing	837,265	1,171,861
Lease operating	4,393,699	4,905,164
Depletion, depreciation and amortization	998,616	858,992
Accretion of asset retirement obligations	73,531	608,634
General and administrative	4,633,486	2,129,379
Total expenses	10,936,597	9,674,030

Costs and expenses (per BOE):
Production taxes, transportation, and processing	$5.70	$5.51
Lease operating expenses	29.92	23.04
Depreciation, depletion, and amortization expense	6.80	4.04
Accretion of asset retirement obligations	0.50	2.86
General and administrative	31.56	10.00

Net producing wells at period-end	342	342

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes. For the six months ended June 30, 2024, our oil and natural gas sales decreased 27% from the six months ended June 30, 2023, driven by a 4% increase in realized prices, excluding the effect of settled commodity derivatives, and a 31% decrease in production volumes, and approximately $2,080,725 in derivative instrument losses in the six months ended June 30, 2024. Realized production from oil and gas properties decreased due to the sale of the ORRI of 10% by the Predecessor in July 2023, and actual decrease in production due to an increase in well downtime, and the impact of water injection flowlines that needed repair or replacement.

Production for the comparable periods is set forth in the following table:

	For the Six Months Ended June 30,
	2024	2023
Production:
Oil (MBbl)	126	182
Natural gas (MMcf)	125	185
Total (MBOE)(1)	147	213

Average daily production:
Oil (Bbl)	674	1,011
Natural gas (Mcf)	696	1,027
Total (BOE)(1)	814	1,183

(1)	Natural gas is converted to BOE at the rate of one-barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Contracts

We enter into commodity derivatives instruments to manage the price risk attributable to future oil production. We recorded a loss on derivative contracts of $2,080,725 for the six months ended June 30, 2024, compared to a gain of $763,043 for the six months ended June 30, 2023. Higher commodity prices in the six months ended June 30, 2024, resulted in realized losses of $398,602 compared to realized losses of $298,655 for the six months ended June 30, 2023. For the six months ended June 30, 2024, unrealized losses were $1,682,123 compared to unrealized gains of $1,061,698 for the six months ended June 30, 2023.

For the six months ended June 30, 2024, our average realized oil price per barrel after reflecting settled derivatives was $75.07 compared to $72.52, for the six months ended June 30, 2023. For the six months ended June 30, 2024, our settled derivatives decreased our realized oil price per barrel by $3.16 compared to decreasing the price per barrel by $1.64 for the six months ended June 30, 2023. As of June 30, 2024, we ended the period with a $1,214,436 net derivative liability compared to a net asset of $467,687 as of December 31, 2023.

Other Revenue

Other revenue was $260,818 for the six months ended June 30, 2024, compared to $317,721 for the six months ended June 30, 2023. The revenue is related to providing water services to a third party. The contract is for one year starting on September 1, 2022, and can be renewed by mutual agreement.

Lease Operating Expenses

Lease operating expenses were $4,393,699 for the six months ended June 30, 2024, compared to $4,905,164 for the six months ended June 30, 2023. On a per unit basis, production expenses increased 16% from $23.04 per BOE for the six months ended June 30, 2023, to $29.92 per BOE for the six months ended June 30, 2024, due primarily to increases in proactive maintenance activities.

Production Taxes, Transportation and Processing

We pay production taxes, transportation and processing costs based on realized oil and natural gas sales. Production taxes, transportation and processing costs were $837,265 for the six months ended June 30, 2024, compared to $1,171,861 for the six months ended June 30, 2023. As a percentage of oil and natural gas sales, these costs were 8% and 8% in the six months ended June 30, 2024, and 2023, respectively. Production taxes, transportation, and processing as a percent of total oil and natural gas sales are consistent with historical trends.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $998,616 for the six months ended June 30, 2024, compared to $858,992 for the six months ended June 30, 2023. DD&A was $6.80 per BOE for the six months ended June 30, 2024 compared to $4.04 per BOE for the six months ended June 30, 2023. The aggregate increase in DD&A expense for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was driven by the increase in the oil and gas properties balance due the recognition of the reserves at fair value as a result of the acquisition of the Pogo business by the Company on November 15, 2023.

Accretion of Asset Retirement Obligations

Accretion expense was $73,531 for the six months ended June 30, 2024, compared to $608,634 for the six months ended June 30, 2023. Accretion expense was $0.50 per BOE for the six months ended June 30, 2024, compared to $2.86 per BOE for the six months ended June 30, 2023. The aggregate increase in accretion expense for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was driven by changes in certain assumptions, specifically the inflation factor and discount rate as a result of the acquisition date where we revised our estimates as part of its fair value estimates for the acquired business on November 15, 2023

General and Administrative

General and administrative expenses were $4,633,486 for the six months ended June 30, 2024, compared to $2,129,379 for the six months ended June 30, 2023. The increase for general and administrative expenses is primarily due to increased cost of outsourced legal, professional, and accounting services from being a public company, and stock-based compensation in the current period of $1,189,968.

Interest Expense and amortization of financing costs

Interest expense was $3,890,899 for the six months ended June 30, 2024, compared to $874,938 for the six months ended June 30, 2023. The Successor period interest expense is driven by the Senior Secured Term loan entered into as part of the Closing, and the Private Notes Payable. The Predecessor interest expense for the six months ended June 30, 2023 relates to the Predecessor’s revolving credit facility outstanding and an increase in the weighted average interest rate. This revolving credit facility was not assumed in the Acquisition. Amortization of financing costs was $1,475,257 and was primarily associated with discount on the Company’s Private Notes Payable.

Change in fair value of forward purchase agreement

The change in fair value of forward purchase agreement consisted of a loss of $325,472 for the six months ended June 30, 2024 for the Successor related to the inputs used in the Company’s fair value estimate of the FPA Put Option. The key inputs to the fair value estimate include the Company’s stock price, which declined during the Successor period, and the likelihood, timing and price of a potential dilutive offering.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities consisted of a loss of $346,888 for the six months ended June 30, 2024 related to fluctuations in the trading price of the Company’s warrants, a portion of which are accounted for as liabilities due to the redemption provisions in those issued to Private Note holders.

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

As of June 30, 2024, we had outstanding debt of $25,789,250 under our Senior Secured Term Loan, $15,000,000 under the Seller Promissory Note, and $3,881,750 of outstanding private notes payable. A total of $13,663,823 of this is due within one year, including a $5,000,000 estimated excess cash flow payment under the terms of the Senior Secured Term Loan. As of June 30, 2024, we had $3,063,748 of cash and cash equivalents on hand, of which $2,600,000 is in an escrow account pursuant to the requirements of the Senior Secured Term Loan, and had a working capital deficit of $32,552,654. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company had positive cash flow from operations of $2,250,267 for the six months ended June 30, 2024 and $8,675,037 for the year ended December 31, 2023 on a pro forma basis of the combined Successor and Predecessor periods. Additionally, management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A common stock through. We have a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund our operations and production growth, and be used to reduce liabilities, subject the Company’s Form S-1 Registration Statement, which is in the review process, being declared effective by the Securities and Exchange Commission (“SEC”). However, we may seek additional access to capital and liquidity. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline from expected levels.

Cash Flows

Sources and uses of cash for the six months ended June 30, 2024 and 2023, are as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	Successor	Predecessor
Net cash provided by operating activities	$2,250,267	$5,594,971
Net cash (used in) provided by investing activities	(1,212,769)	(4,551,624)
Net cash (used in) provided by financing activities	(1,479,204)	(500,000)
Net change in cash and cash equivalents	$(441,706)	$543,347

Operating Activities

The decrease in net cash flow provided by operating activities for the six months ended June 30, 2024, as compared to 2023 is primarily due to decreased production volumes, and higher general and administrative and acquisition costs associated with public filings.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was primarily related to $1,192,769 in development costs for the Company’s reserves. Cash flows used in investing activities in the Predecessor period for the six months ended June 30, 2023 consisted primarily of $4,551,624 of cash paid for oil and gas property costs.

Financing Activities

Net cash used by financing activities during the Successor period were primarily related to repayments of the Senior Secured Term Loan of $1,891,454 and Private Notes Payable of $37,750, partially offset by an additional $450,000 in cash proceeds from the Private Notes Payable issued during the six months ended June 30, 2024 Cash flows used in financing activities in the Predecessor period for the six months ended June 30, 2023 consisted primarily of $500,000 in long-term debt repayments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon his evaluation, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) concluded that, our disclosure controls and procedures were not effective related to the lack of sufficient accounting personnel to manage the Company’s financial accounting process, lack of segregation of duties, proper accounting for complex financial instruments, lack of design and implementation of controls related to oil and gas activities and lack of capital expenditure review which combined constituted a material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the lack of sufficient accounting personnel to manage the Company’s financial accounting process, lack of segregation of duties, proper accounting for complex financial instruments, lack of design and implementation of controls related to oil and gas activities and lack of capital expenditure constituted a material weakness as defined in the SEC regulations.

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

Management assessed the effectiveness of our internal control over financial reporting at June 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2024 due to the material weakness in our internal control over financial reporting described above. We plan to enhance our processes to identify and appropriately recognize accounting transactions in a more timely manner, and understand the nuances of the complex accounting standards that apply to our consolidated financial statements.

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

In May 2024, the Company issued 100,000 warrants to a director of the Company having terms substantially similar to the Private Placement Warrants in connection with the receipt of $100,000 in cash and the issuance of a promissory note.

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

HNR ACQUISITION CORP

Date: August 16, 2024	By:	/s/ Dante Caravaggio
	Name:	Dante Caravaggio
	Title:	Chief Executive Officer

Date: August 16, 2024	By:	/s/ Mitchell B. Trotter
	Name:	Mitchell B. Trotter
	Title:	Chief Financial Officer