Form 10-Q
period 2024-09-30
EON Resources Inc.
filed 2024-11-15
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-41278

EON Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-4359124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3730 Kirby Drive, Suite 1200
Houston, TX	77098
(Address of principal executive offices)	(Zip Code)

(713) 834.1145
(Registrant’s telephone number, including area code)

HNR Acquisition Corp.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	EONR	NYSE American LLC
Warrants, each whole warrant exercisable for three quarters of one share of Class A Common Stock at an exercise price of $11.50 per whole share	EONR.WS	NYSE American LLC

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

As of November 13, 2024, 9,294,972 shares of Class A Common Stock, par value $0.0001 per share, and 500,000 shares of Class B Common Stock, par value $0.0001 per share, were issued and outstanding.

EON Resources, Inc.

(formerly HNR Acquisition Corp.)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

Part I. Financial Information

Item 1. Financial Statements

EON RESOURCES, INC.

(FORMERLY HNR ACQUISITION CORP)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash	$2,746,896	$3,505,454
Accounts receivable
Crude oil and natural gas	2,059,863	2,103,341
Other	1,301	90,163
Short-term derivative instrument asset	628,513	391,488
Prepaid expenses and other current assets	544,209	722,002
Total current assets	5,980,782	6,812,448
Crude oil and natural gas properties, successful efforts method:
Proved properties	98,870,589	94,189,372
Accumulated depreciation, depletion, amortization and impairment	(1,858,369)	(352,127)
Total oil and natural gas properties, net	97,012,220	93,837,245
Other property, plant and equipment, net	20,000	-
Long-term derivative instrument asset	165,682	76,199
Total assets	$103,178,684	$100,725,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,988,044	$4,795,208
Accrued liabilities and other	7,390,370	4,422,183
Revenue and royalties payable	1,971,897	461,773
Revenue and royalties payable – related parties	247,572	1,523,138
Deferred underwriting fee payable	1,140,000	1,300,000
Related party notes payable, net of discount	3,827,976	2,359,048
Warrant liability, current portion	5,672,604	-
Current portion of long-term debt	10,914,900	4,157,602
Forward purchase agreement liability	5,628,863	1,094,097
Total current liabilities	44,782,226	20,113,049
Long-term debt, net of current portion and financing costs	28,840,078	37,486,206
Warrant liability	-	4,777,971
Deferred tax liability	3,758,161	6,163,140
Asset retirement obligations	988,223	904,297
Other liabilities	675,000	675,000
Total non-current liabilities	34,261,462	50,006,614
Total liabilities	79,043,688	70,119,663

Commitments and Contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Class A common stock, $0.0001 par value; 100,000,000 authorized shares, 6,957,334 shares issued and outstanding at September 30, 2024 and December 31, 2023	696	524
Class B common stock, $0.0001 par value; 20,000,000 authorized shares, 1,379,675 and 1,800,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	138	180
Additional paid-in capital	21,864,561	16,317,856
Accumulated deficit	(28,291,213)	(19,118,745)
Total stockholders’ (deficit) equity attributable to Eon Resources, Inc.	(6,425,818)	(2,800,185)
Noncontrolling interest	30,560,814	33,406,414
Total stockholders’ equity	24,134,996	30,606,229
Total liabilities and stockholders’ equity	$103,178,684	$100,725,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EON RESOURCES, INC.

(FORMERLY HNR ACQUISITION CORP)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Successor	Predecessor	Predecessor
	Three months Ended September 30, 2024	Nine months Ended September 30, 2024	Three months Ended September 30, 2023	Nine months Ended September 30, 2023

Revenues
Crude oil	$5,275,254	$15,132,363	$6,314,104	$19,814,847
Natural gas and natural gas liquids	89,978	396,670	256,741	719,383
Gain (loss) on derivative instruments, net	1,900,662	(180,063)	(1,436,100)	(673,057)
Other revenue	98,452	359,270	143,714	461,435
Total revenues	7,364,346	15,708,240	5,278,459	20,322,608
Expenses
Production taxes, transportation and processing	489,524	1,326,789	602,449	1,774,310
Lease operating	2,136,732	6,530,431	2,449,140	7,354,304
Depletion, depreciation and amortization	507,626	1,506,242	426,838	1,285,830
Accretion of asset retirement obligations	10,395	83,926	200,789	809,423
General and administrative	2,235,263	6,868,749	981,751	3,111,130
Total expenses	5,379,540	16,316,137	4,660,967	14,334,997
Operating income (loss)	1,984,806	(607,897)	617,492	5,987,611
Other Income (expenses)
Change in fair value of warrant liability	(137,911)	(484,799)	-	-
Change in fair value of FPA liability	(4,209,294)	(4,534,766)	-	-
Amortization of debt discount	(507,701)	(1,982,958)	-	-
Interest expense	(1,841,848)	(5,732,747)	(554,262)	(1,429,200)
Interest income	14,852	44,214	92,520	266,771
Gain on extinguishment of liabilities	-	1,720,000	-	-
Loss on sale of assets			(816,011)	(816,011)
Other Income (expense)	-	1,506	9,109	(74,692)
Total other income (expenses)	(6,681,902)	(10,969,550)	(1,268,644)	(2,053,132)
Loss before income taxes	(4,697,096)	(11,577,447)	(651,152)	3,934,479
Income tax (provision) benefit	855,925	2,404,979	-	-
Net income (loss)	(3,841,171)	(9,172,468)	(651,152)	3,934,479
Net income (loss) attributable to noncontrolling interests	-	-	-	-
Net income (loss) attributable to EON Resources, Inc..	$(3,841,171)	$(9,172,468)	$(651,152)	$3,934,479

Weighted average share outstanding, common stock - basic and diluted	5,733,857	5,483,959	-	-
Net income (loss) per share of common stock – basic and diluted	$(0.67)	$(1.67)	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EON RESOURCES, INC.

(FORMERLY HNR ACQUISITION CORP)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/OWNERS’ EQUITY (DEFICIT)

(Unaudited)

Predecessor	Owners’ Equity

Balance at December 31, 2022	$28,504,247
Net income	1,908,871
Balance at March 31, 2023	30,413,118
Net income	2,676,760
Balance at June 30, 2023	33,089,878
Net income	(651,152)
Balance at September 30, 2023	$32,438,726

							Total
							Stockholders’
	Class A		Class B		Additional		(Deficit) Equity Attributable to HNR		Total Stockholders’
	Common Stock		Common Stock		Paid-In	Accumulated	Acquisition	Noncontrolling	(Deficit)
Successor	Shares	Amount	Shares	Amount	Capital	Deficit	Corp.	Interest	Equity

Balance – December 31, 2023	5,235,131	$524	1,800,000	$180	$16,317,856	$(19,118,745)	$(2,800,185)	$33,406,414	$30,606,229

Share-based compensation	-	-	-	-	699,248	-	699,248	-	699,248
Net loss	-	-	-	-	-	(4,693,502)	(4,693,502)	-	(4,693,502)
Balance – March 31, 2024	5,235,131	524	1,800,000	180	17,017,104	(23,812,247)	(6,794,439)	33,406,414	26,611,975

Share-based compensation	301,878	30	-	-	490,690	-	490,720	-	490,720
Net loss	-	-	-	-	-	(637,795)	(637,795)	-	(637,795)
Balance – June 30, 2024	5,537,009	$554	1,800,000	$180	$17,507,794	$(24,450,042)	$(6,941,514)	$33,406,414	$26,464,900
Shares issued under equity line of credit	1,000,000	100	-	-	1,184,172	-	1,184,272	-	1,184,272
Class B exchanged for class A	420,325	42	(420,325)	(42)	2,845,600		2,845,600	(2,845,600)	-
Share-based compensation	-	-	-	-	326,995	-	326,995	-	326,995
Net loss	-	-	-	-	-	(3,841,171)	(3,841,171)	-	(3,841,171)
Balance – September 30, 2024	6,957,334	$696	1,379,675	$138	$21,864,561	$(28,291,213)	$(6,425,818)	30,560,814	$24,134,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EON RESOURCES, INC.

(FORMERLY HNR ACQUISITION CORP)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Successor	Predecessor
	September 30, 2024	September 30, 2023
Operating activities:
Net income	$(9,172,468)	$3,934,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	1,506,242	1,285,830
Accretion of asset retirement obligations	83,926	809,423
Equity-based compensation	1,516,963	-
Deferred income tax benefit	(2,404,979)	-
Amortization of operating lease right-of-use assets	-	(448)
Amortization of debt issuance costs	1,982,958	3,334
Gain on extinguishment of liabilities	(1,720,000)	-
Change in fair value of unsettled derivatives	(326,508)	(226,338)
Change in fair value of warrant liability	484,799	-
Change in fair value of forward purchase agreement	4,534,766	-
Change in other property, plant, and equipment, net	-	83,004
Loss on sale of assets	-	816,011
Changes in operating assets and liabilities:
Accounts receivable	132,340	(198,571)
Prepaid expenses and other assets	177,793	(53,155)
Related party note receivable interest income	-	(266,771)
Accounts payable	1,787,285	626,309
Accrued liabilities and other	3,028,687	325,992
Royalties payable	1,510,124	364,404
Royalties payable, related party	224,434	808,329
Net cash provided by operating activities	3,346,362	8,311,832
Investing activities:
Development of crude oil and gas properties	(3,275,667)	(4,867,872)
Purchases of other equipment	(20,000)	-
Trust Account withdrawals	-	-
Issuance of related party note receivable	-	(190,997)
Net cash used in investing activities	(3,295,667)	(5,058,869)
Financing activities:
Repayments of long-term debt	(2,945,312)	(2,000,000)
Proceeds of short-term notes payable	967,500
Repayment of short-term notes payable	(421,963)
Proceeds from related party notes payable	450,000	-
Repayment of related party notes payable	(43,750)	-
Proceeds from sale of common stock	1,184,272	-
Net cash provided by financing activities	(809,253)	(2,000,000)
Net change in cash and cash equivalents	(758,558)	1,252,963
Cash and cash equivalents at beginning of period	3,505,454	2,016,315
Cash and cash equivalents at end of period	$2,746,896	$3,269,278

Cash paid during the period for:
Interest on debt	$3,489,041	$1,509,755
Income taxes	$-	$-
Amounts included in the measurement of operating lease liabilities	$-	$56,625
Supplemental disclosure of non-cash investing and financing activities:

Exchange of Class B Units for Class A Common stock	$2,845,600	$-
Accrued purchases of property and equipment at period end	$1,405,550	$1,740,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EON RESOURCES, INC.

(FORMERLY HNR ACQUISITION CORP)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

EON Resources, Inc. (formerly HNR Acquisition Corp) (the “Company”) was incorporated in Delaware on December 9, 2020. The Company was a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). On September 16, 2024, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change the Company’s name from “HNR Acquisition Corp” to “EON Resources Inc.”, effective on September 17, 2024.

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

Going Concern Considerations

At September 30, 2024, the Company had $2,746,896, in cash and a working capital deficit of $38,801,444. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company had positive cash flow from operations of $3,346,362 for the nine months ended September 30, 2024 and $8,675,037 for the year ended December 31, 2023, on a pro forma basis of the combined Successor and Predecessor periods. Additionally, management’s plans to alleviate this substantial doubt by improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A common stock under the Common Stock Purchase Agreement. The Company has a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund the Company operations and production growth, and be used to reduce liabilities of the Company, subject to the Company’s Form S-1 Registration Statement, which was declared effective by the Securities and Exchange Commission (“SEC”) on August 9, 2024. Through September 30, 2024, the Company has received $1,184,272 in cash proceeds related to the sale of 1,000,000 shares of common stock under the Common Stock Purchase Agreement.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

On November 15, 2023 (the “Closing Date”), the Company consummated a business combination which resulted in the acquisition of Pogo Resources, LLC, a Texas limited liability Company (“Pogo” or “Pogo Resources”) and its subsidiary LH Operating, LLC, a Texas limited liability company (“LHO”, and collectively, the “Pogo Business”) (the “Acquisition”). The Company was deemed the accounting acquirer in the Acquisition based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations, and the Pogo Business was deemed to be the Predecessor entity. Accordingly, the historical consolidated financial statements of the Pogo Business became the historical financial statements of the Company’s upon consummation of the Acquisition. As a result, the financial statements included in this report reflect (i) the historical operating results of Pogo Business prior to the Acquisition (“Predecessor”) and (ii) the combined results of the companies, including Pogo Business following the closing of the Acquisition (“Successor”). The accompanying financial statements include a Predecessor period, which was the three and nine months ended September 30, 2023, and Successor period for the three and nine months ended September 30, 2024. As a result of the Acquisition, the results of operations, financial position and cash flows of the Predecessor and Successor may not be directly comparable. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these two periods as the Acquisition resulted in a new basis of accounting for the Pogo Business. See Note 3 for additional information.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on May 2, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

As of September 30, 2024 and December 31, 2023, the Company had approximately 99% and 96% of accounts receivable with two customers, respectively.

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

The Successor recognized depreciation, depletion, and amortization expense totaling $507,626 and $1,506,242 for the three and nine months ended September 30, 2024, respectively, and the Predecessor recognized $426,838 and $1,285,830 for the three and nine months ended September 30, 2023, respectively.

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

Customers

The Company and the Predecessor, respectively, sold 100% of its crude oil and natural gas production to two customers for the nine months ended September 30, 2024 and 2023. Inherent to the industry is the concentration of crude oil, natural gas and natural gas liquids (“NGLs”) sales to a limited number of customers. This concentration has the potential to impact the Company’s overall exposure to credit risk in that its customers may be similarly affected by changes in economic and financial conditions, commodity prices or other conditions. Given the liquidity in the market for the sale of hydrocarbons, the Company believes the loss of any single purchaser, or the aggregate loss of several purchasers, could be managed by selling to alternative purchasers in the operating areas.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of September 30, 2024, the Company’s cash balances exceeded the FDIC limit by $2,404,329. At September 30, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate was approximately 18% and 21% for the three and nine months ended September 30, 2024, respectively.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, which adds new disclosure requirements related to significant segment expenses regularly provided to the chief operating decision maker (CODM) and included in each reported measure of segment profit or loss, other segment items that constitute the difference between segment revenues less significant segment expenses and the measure of profit or loss, disclosure of the CODM's title and position as well as an explanation of how the CODM uses the reported measures and expanded interim disclosures. ASU 2023-07 is effective for financial statements for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and as a result, will require additional segment expense disclosures when adopted in the Company's Form 10-K for the year ended December 31, 2024 and in periodic reports thereafter.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. Under this ASU, entities must disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires entities to disclose additional information about income taxes paid. ASU 2023-09 is effective for financial statements for annual periods beginning after December 15, 2024. The Company is currently evaluating the potential impact of adopting this guidance on the consolidated financial statements and the notes to consolidated financial statements.

Other than described above, management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — BUSINESS COMBINATION

The Company entered into that certain Amended and Restated Membership Interest Purchase Agreement, dated as of August 28, 2023 (as amended, the “MIPA”), by and among the Company, HNRA Upstream, LLC, a newly formed Delaware limited liability company which is managed by, and is a subsidiary of, the Company (“OpCo”), and HNRA Partner, Inc., a newly formed Delaware corporation and wholly owned subsidiary of OpCo (“SPAC Subsidiary”, and together with the Company and OpCo, “Buyer” and each a “Buyer”), CIC Pogo LP, a Delaware limited partnership (“CIC”), DenCo Resources, LLC, a Texas limited liability company (“DenCo”), Pogo Resources Management, LLC, a Texas limited liability company (“Pogo Management”), 4400 Holdings, LLC, a Texas limited liability company (“4400” and, together with CIC, DenCo and Pogo Management, collectively, “Seller” and each a “Seller”), and, solely with respect to Section 6.20 of the MIPA, the Sponsor.

On November 15, 2023 (the “Closing Date”), as contemplated by the MIPA:

●	The Company filed a Second Amended and Restated Certificate of Incorporation (the “Second A&R Charter”) with the Secretary of State of the State of Delaware, pursuant to which the number of authorized shares of the Company’s capital stock, par value $0.0001 per share, was increased to 121,000,000 shares, consisting of (i) 100,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), (ii) 20,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share;

●	The current shares of common stock of the Company were reclassified as Class A Common Stock, and a new class of common stock (the Class B Common Stock) was created, which have no economic rights but entitle its holder to one vote on all matters to be voted on by stockholders generally, holders of shares of Class A Common Stock and shares of Class B Common Stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by the Second A&R Charter;

●	(A) the Company contributed to OpCo (i) all of its assets (excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by the Company’s stockholders of their Redemption Rights (as defined below)) and (ii) 2,000,000 newly issued shares of Class B Common Stock (such shares, the “Seller Class B Shares”) and (B) in exchange therefor, OpCo issued to the Company a number of Class A common units of OpCo (the “OpCo Class A Units”) equal to the number of total shares of Class A Common Stock issued and outstanding immediately after the closing (the “Closing”) of the transactions (the “Transactions”) contemplated by the Company (following the exercise by the Company’s stockholders of their Redemption Rights) (such transactions, the “SPAC Contribution”);

●	Immediately following the SPAC Contribution, OpCo contributed $900,000 to SPAC Subsidiary in exchange for 100% of the outstanding common stock of SPAC Subsidiary (the “SPAC Subsidiary Contribution”); and

●	Immediately following the SPAC Subsidiary Contribution, Seller sold, contributed, assigned, and conveyed to (A) OpCo, and OpCo acquired and accepted from Seller, ninety-nine percent (99.0%) of the outstanding membership interests of Pogo Resources, LLC, a Texas limited liability company (“Pogo” or the “Target”), and (B) SPAC Subsidiary, and SPAC Subsidiary purchased and accepted from Seller, one percent (1.0%) of the outstanding membership interest of Target (together with the ninety-nine (99.0%) interest, the “Target Interests”), in each case, in exchange for (x) $900,000 of the Cash Consideration (as defined below) in the case of SPAC Subsidiary and (y) the remainder of the Aggregate Consideration (as defined below) in the case of OpCo (such transactions, together with the SPAC Contribution and SPAC Subsidiary Contribution, the “Acquisition”).

The “Aggregate Consideration” for the Pogo Business was (a) cash in the amount of $31,074,127 in immediately available funds (the “Cash Consideration”), (b) 2,000,000 Class B common units of OpCo (“OpCo Class B Units”) (the “Common Unit Consideration”), which will be equal to and exchangeable into 2,000,000 shares of Class A Common Stock issuable upon exercise of the OpCo Exchange Right (as defined below), as reflected in the amended and restated limited liability company agreement of OpCo that became effective at Closing (the “A&R OpCo LLC Agreement”), (c) the 2,000,000 Seller Class B Shares, (d) $15,000,000 payable through a promissory note to Seller (the “Seller Promissory Note”), (e) 1,500,000 preferred units of OpCo (the “OpCo Preferred Units” and together with the Opco Class A Units and the OpCo Class B Units, the “OpCo Units”) of OpCo (the “Preferred Unit Consideration”, and, together with the Common Unit Consideration, the “Unit Consideration”), and (f) an agreement to, on or before November 21, 2023, Buyer to settle and pay to Seller $1,925,873 from sales proceeds received from oil and gas production attributable to Pogo, including pursuant to its third party contract with affiliates of Chevron. At Closing, 500,000 Seller Class B Shares (the “Escrowed Share Consideration”) were placed in escrow for the benefit of Buyer pursuant to an escrow agreement and the indemnity provisions in the MIPA. The Aggregate Consideration is subject to adjustment in accordance with the MIPA.

OpCo A&R LLC Agreement

In connection with the Closing, the Company and Pogo Royalty, LLC, a Texas limited liability company, an affiliate of Seller and Seller’s designated recipient of the Aggregate Consideration (“Pogo Royalty”), entered into an amended and restated limited liability company agreement of OpCo (the “OpCo A&R LLC Agreement”). Pursuant to the A&R OpCo LLC Agreement, each OpCo unitholder (excluding the Company) will, subject to certain timing procedures and other conditions set forth therein, have the right(the “OpCo Exchange Right”) to exchange all or a portion of its OpCo Class B Units for, at OpCo’s election,(i) shares of Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each OpCo Class B Unit exchanged, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (ii) an equivalent amount of cash. Additionally, the holders of OpCo Class B Units will be required to exchange all of their OpCo Class B Units (a “Mandatory Exchange”) upon the occurrence of the following: (i) upon the direction of the Company with the consent of at least fifty percent (50%) of the holders of OpCo Class B Units; or (ii) upon the one-year anniversary of the Mandatory Conversion Trigger Date. In connection with any exchange of OpCo Class B Units pursuant to the OpCo Exchange Right or acquisition of OpCo Class B Units pursuant to a Mandatory Exchange, a corresponding number of shares of Class B Common Stock held by the relevant OpCo unitholder will be cancelled.

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

Option Agreement

In connection with the Closing, HNRA Royalties, LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (“HNRA Royalties”) and Pogo Royalty entered into an Option Agreement (the “Option Agreement”). Pogo Royalty owns certain overriding royalty interests in certain oil and gas assets owned by Pogo Resources, LLC (the “ORR Interest”). Pursuant to the Option Agreement, Pogo Royalty granted irrevocable and exclusive option to HNRA Royalties to purchase the ORR Interest for the Option Price (as defined below) at any time prior to November 15, 2024. The option is not exercisable while the Seller Promissory Note is outstanding.

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

Backstop Agreement

In connection with the Closing, the Company entered a Backstop Agreement (the “Backstop Agreement”) with Pogo Royalty and certain of the Company’s founders listed therein (the “Founders”) whereby Pogo Royalty will have the right (“Put Right”) to cause the Founders to purchase Seller’s OpCo Preferred Units at a purchase price per unit equal to $10.00 per unit plus the product of (i) the number of days elapsed since the effective date of the Backstop Agreement and (ii) $10.00 divided by 730. Seller’s right to exercise the Put Right will survive for six (6) months following the date the Trust Shares (as defined below) are not restricted from transfer under the Letter Agreement (as defined in the MIPA) (the “Lockup Expiration Date”).

As security that the Founders will be able to purchase the OpCo Preferred Units upon exercise of the Put Right, the Founders agreed to place at least 1,300,000 shares of Class A Common Stock into escrow (the “Trust Shares”), which the Founders can sell or borrow against to meet their obligations upon exercise of the Put Right, with the prior consent of Seller. The Company is not obligated to purchase the OpCo Preferred Units from Pogo Royalty under the Backstop Agreement. Until the Backstop Agreement is terminated, Pogo Royalty and its affiliates are not permitted to engage in any transaction which is designed to sell short the Class A Common Stock or any other publicly traded securities of the Company.

Founder Pledge Agreement

In connection with the Closing, the Company entered a Founder Pledge Agreement (the “Founder Pledge Agreement”) with the Founders whereby, in consideration of placing the Trust Shares into escrow and entering into the Backstop Agreement, the Company agreed: (a) by January 15, 2024, to issue to the Founders an aggregate number of newly issued shares of Class A Common Stock equal to 10% of the number of Trust Shares; (b) by January 15, 2024, to issue to the Founders number of warrants to purchase an aggregate number of shares of Class A Common Stock equal to 10% of the number of Trust Shares, which such warrants shall be exercisable for five years from issuance at an exercise price of $11.50 per shares; (c) if the Backstop Agreement is not terminated prior to the Lockup Expiration Date, to issue an aggregate number of newly issued shares of Class A Common Stock equal to (i) (A) the number of Trust Shares, divided by (B) the simple average of the daily VWAP of the Class A Common Stock during the five (5) Trading Days prior to the date of the termination of the Backstop Agreement, subject to a minimum of $6.50 per share, multiplied by (C) a price between $10.00-$13.00 per share (as further described in the Founder Pledge Agreement), minus (ii) the number of Trust Shares; and (d) following the purchase of OpCo Preferred Units by a Founder pursuant to the Put Right, to issue a number of newly issued shares of Class A Common Stock equal to the number of Trust Shares sold by such Founder. Until the Founder Pledge Agreement is terminated, the Founders are not permitted to engage in any transaction which is designed to sell short the Class A Common Stock or any other publicly traded securities of the Company.

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

Purchase Price:
Cash	$31,074,127
Side Letter payable	1,925,873
Promissory note to Sellers of Pogo Business	15,000,000
10,000 Company Class A Common shares for Option Agreement	67,700
200,000 Company Class A Common shares	1,354,000
1,800,000 OpCo Class B Units	12,186,000
1,500,000 OpCo Preferred Units	21,220,594
Total purchase consideration	$82,828,294

Purchase Price Allocation
Cash	$246,323
Accounts receivable	3,986,559
Prepaid expenses	368,371
Oil & gas reserves	93,809,392
Derivative assets	51,907
Accounts payable	(2,290,475)
Accrued liabilities and other	(1,244,633)
Revenue and royalties payable	(775,154)
Revenue and royalties payable, related parties	(1,199,420)
Short-term derivative liabilities	(27,569)
Deferred tax liabilities	(8,528,772)
Asset retirement obligations, net	(893,235)
Other liabilities	(675,000)
Net assets acquired	$82,828,294

As of September 30, 2024, the Company owes $645,873 of the Side Letter payable, included in accrued expenses and other current liabilities on the consolidated balance sheet.

Effective June 20, 2024, the Company and the Seller entered into a settlement agreement and Release (the “Settlement Agreement”). Under the Settlement Agreement, and in settlement of the working capital provisions of the Amended MIPA, the Seller agreed to waive all rights and claims to the amount of royalties payable under the ORRI as of December 31, 2023, totaling $1,500,000 and agreed to pay certain amounts related to vendor payable claims assumed by the Company at Closing totaling $220,00. During the nine months ended September 30, 2024, the Company recognized a gain on settlement of liabilities of $1,720,000 related to the Settlement Agreement, included in other income on the unaudited consolidated statement of operations.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations of the combined Successor Predecessor companies for the three and nine months ended September 30, 2023 as if the Acquisition occurred on January 1, 2023. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three Months ended September 30, 2023	Nine Months ended September 30, 2023
Revenue	$4,621,375	$17,883,362
Operating income (loss)	(1,058,877)	637,518
Net income (loss)	(3,617,495)	(5,654,484)
Net income (loss) per common share	$(0.70)	(1.10)
Weighted Average common shares outstanding	5,145,446	5,145,446

NOTE 4 — DERIVATIVES

Derivative Activities

The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs, which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments. The Company has historically used crude diff swaps, fixed price swaps, and costless collars. As of September 30, 2024, the Company’s derivative financial instruments consisted of costless collars and crude diff swaps, which are described below:

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

The following table sets forth the derivative volumes by period as of September 30, 2024 for the Company:

	Price collars
Period	Volume (Bbls/month)	Weighted average floor price ($/Bbl)	Weighted average ceiling price ($/Bbl)	Weighted average sold call ($/Bbl)
Q4 2024	9,000	$70.00	$85.50	$85.50

Crude price differential swaps

During the year ended December 31, 2023, the Company has entered into commodity swap contracts that are effective over the next 1 to 24 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations. The following table reflects the weighted-average price of open commodity swap contracts as of September 30, 2024:

Commodity Swaps
		Weighted
	Volume	average
Period	(Bbls/month)	price ($/Bbl)
Q4 2024	2,250	$70.89
Q1-Q4 2025	5,000	$70.21

Derivative Assets and Liabilities

As of September 30, 2024 and December 31, 2023, the Company is conducting derivative activities with one counterparty, which is secured by the lender in the Company’s bank credit facility. The Company believes the counterparty is acceptable credit risk, and the credit worthiness of the counterparty is subject to periodic review. The assets and liabilities are netted given that all positions are held by a single counterparty and subject to a master netting arrangement. The combined fair value of derivatives included in the accompanying consolidated balance sheets as of September 30, 2024 and December 31, 2023 is summarized below.

	As of September 30, 2024
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$631,851	$(3,338)	$628,513
Long-term derivative asset	165,682	—	165,682
Short-term derivative liability	(3,338)	3,338	-
Long-term derivative liability		—	-
Total derivative liability			$794,195

	As of December 31, 2023 (Successor)
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$583,035	$(191,547)	$391,488

Long-term derivative asset	76,199	—	76,199
Short-term derivative liability	(191,547)	(191,547)	—
Long-term derivative liability	—	—	—
Total derivative asset			$467,687

The effects of the Company’s derivatives on the consolidated statements of operations are summarized below:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Successor		Predecessor
Total gain (loss) on unsettled derivatives	$2,008,631	$326,508	$(835,360)	$226,338
Total gain (loss) on settled derivatives	(107,969)	(506,571)	(600,740)	(899,395)
Net gain (loss) on derivatives	$1,900,662	$(180,063)	$(1,436,100)	$(673,057)

NOTE 5 — LONG-TERM DEBT AND NOTES PAYABLE

The Company’s debt instruments are as follows:

	September 30, 2024	December 31, 2023
Senior Secured Term Loan	$24,735,391	$27,680,703
Seller Promissory Note	15,000,000	15,000,000
Merchant Cash Advances	1,019,037	-
Private loans	3,875,750	3,469,500
Total	44,630,178	46,150,203
Less: unamortized financing cost	(1,046,837)	(2,147,346)
Less: current portion including amortization	(14,743,263)	(6,516,651)
Long-term debt, net of current portion	$28,840,078	$37,486,206

Senior Secured Term Loan Agreement

In connection with the Closing, the Company (for purposes of the Loan Agreement, the “Borrower”) and First International Bank & Trust (“FIBT” or “Lender”), OpCo, SPAC Subsidiary, Pogo, and LH Operating, LLC (for purposes of the Loan Agreement, collectively, the “Guarantors” and together with the Borrower, the “Loan Parties”), and FIBT entered into a Senior Secured Term Loan Agreement on November 15, 2023 (the “Loan Agreement”), setting forth the terms of a senior secured term loan facility in an aggregate principal amount of $28,000,000 (the “Term Loan”).

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

The Term Loan Agreement contains affirmative and restrictive covenants and representations and warranties. The Loan Parties are bound by certain affirmative covenants setting forth actions that are required during the term of the Term Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, the Loan Parties from time to time will be bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Term Loan Agreement without prior written consent, including, without limitation, incurring certain additional indebtedness, entering into certain hedging contracts, consummating certain mergers, acquisitions or other business combination transactions, consummating certain dispositions of assets, making certain payments on subordinated debt, making certain investments, entering into certain transactions with affiliates, and incurring any non-permitted lien or other encumbrance on assets. The Term Loan Agreement also contains other customary provisions, such as confidentiality obligations and indemnification rights for the benefit of the Lender. The Company was in compliance with covenants of the Term Loan Agreement as of September 30, 2024.

For the nine months ended September 30, 2024, the Company amortized $295,474 to interest expense related to deferred finance costs on the Term Loan Agreement. As of September 30, 2024, the principal balance on the Term Loan was $24,735,391, unamortized financing costs was $741,421 and accrued interest was $177,829. As of December 31, 2023, the principal balance on the Term Loan was $27,680,703, unamortized financing costs was $1,036,895 and accrued interest was $173,004.

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

Seller Promissory Note

In connection with the Closing, OpCo issued the Seller Promissory Note to Pogo Royalty in the principal amount of $15,000,000. The Seller Promissory Note matures on May 15, 2024, bears an interest rate equal 12% per annum, and contains no penalty for prepayment. As the Seller Promissory Note was not repaid in full prior to its stated maturity date, OpCo will owe interest from and after default equal to the lesser of 18% per annum and the highest amount permissible under law, compounded monthly. The Seller Promissory Note is subordinated to the Term Loan as discussed above. Accrued interest on the Seller Promissory Note was $2,293,767 and $277,397 as of September 30, 2024 and December 31, 2023, respectively. As a result of the Subordination Agreement, the Company has classified the Seller Promissory Note as a long-term liability on the consolidated balance sheet.

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

During the nine months ended September 30, 2024, the Company received an additional $450,000 in cash proceeds under unsecured promissory notes with investors with the same terms as those described above. The Company issued an additional 450,000 warrants with an exercise price of $11.50 to these investors in connection with the agreements. There are a total of 5,884,000 warrants issued to these investors.

The Company is amortizing the debt discount through a period of nine months from the Closing Date. The Company recognized amortization of debt discount of $1,472,012 during the nine months ended September 30, 2024. Accrued interest on the promissory notes was $143,463 and $158,801 as of September 30, 2024 and December 31, 2023, respectively.

Merchant Cash Advances

On July 1, 2024, the Company entered into a merchant cash advance agreement with a third party. The Company borrowed $525,000 and received $500,000 in cash proceeds. The Company will repay an aggregate of $756,000 on a weekly basis through March 2025. The difference between the proceeds received and the total repayment was recognized as debt discount, and is amortized through the maturity date. As of September 30, 2024, the remaining balance owed on this advance was $548,100.

On July 15, 2024, the Company entered into a subordinated business loan and security agreement with a third party. The Company received cash proceeds of $500,000, and will repay an aggregate of $685,000 to the lender on a weekly basis through February 2025. As of September 30, 2024, the remaining balance owed on this advance was $470,937.

As of September 30, 2024, there was $294,133 of unamortized discount related to the merchant cash advances, and the Company recognized $179,367 of amortization of debt discount related to the advances.

Future Maturities of Long-term debt

The following summarizes the Company’s maturities of debt instruments:

Principal
Twelve Months Ended:
September 30, 2025	$15,048,293
September 30, 2026	6,263,296
September 30, 2027	23,318,589
September 30, 2028	—
Total	$44,630,178

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

The fair value of the prepayment was $14,257,648 at inception of the agreement, $6,066,324 as of the Closing date and was $6,067,094 as of December 31, 2023, and is included as a reduction of additional paid-in capital on the consolidated statement of stockholders’ equity. The estimated fair value of the Maturity Consideration was $1,704,416 at inception of the agreement and was $5,628,863 as of September 30, 2024. The Company recognized a loss from the change in fair value of the Forward Purchase Agreement of $4,209,294 and $4,534,766 during the three and nine months ended September 30, 2024 respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY

On November 15, 2023, as contemplated by the MIPA, the Company filed the Second A&R Charter with the Secretary of State of the State of Delaware, pursuant to which the number of authorized shares of HNRA’s capital stock, par value $0.0001 per share, was increased to 121,000,000 shares, consisting of (i) 100,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), (ii) 20,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share.

As part of the consideration to effect the Acquisition, the Company issued 2,000,000 Class B common shares to the Sellers. Immediately upon the Closing, Pogo Royalty exercised the OpCo Exchange Right as it relates to 200,000 OpCo Class B units (and 200,000 shares of Class B Common Stock), and received 200,000 shares of Class A common stock. During the nine months ended, Pogo Royalty exercises its OpCo Exchange Right related to 420,325 shares of Class B units and received 420,325 shares of Class A Common stock. As a result of the exchange, ta total of $2,845,600 was reclassified from noncontrolling interest to additional paid in capital.

As of September 30, 2024, there were 6,957,334 shares of Class A common stock and 1,379,675 shares of Class B common stock outstanding.

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

During the nine months ended September 30, 2024, the Company agree to issue 27,963 shares of Class A common stock to officers and employees for shares pledged as collateral on the Company’s Senior Secured Term Loan, which vest immediately. The Company estimated the fair value of the shares using the closing stock price on the date of the grant of $2.01 and recognized stock-based compensation expense of $56,708.

During the nine months ended September 30, 2024, the Company issued 75,000 shares of Class A common stock to a consultant, which vest annually over three years. The Company estimated the fair value of the shares using the closing stock price on the date of the grant of $2.06 per share. The Company recognized $17,167 of stock-based compensation expense related to this award.

During the nine months ended September 30, 2024, the Company issued 60,000 shares of Class A common stock to the Company’s former CEO pursuant to his termination agreement, which vested immediately. The Company estimated the fair value of the shares using the closing stock price on the date of the grant of $1.80 per share and recognized stock-based compensation expense of $108,000.

The Company recognized total stock-based compensation expense of $1,516,933 during the nine months ended September 30, 2024 and expects to recognize an additional $656,453 through December 31, 2026 assuming all awards vest.

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

In addition, the Company may, from time to time while a purchase notice is active, issue a Rapid Purchase Notice to White Lion for the purchase of shares (not to exceed 100,000 shares per individual request) at a purchase price equal to the lowest traded price of Common Stock during the one hour following White Lion’s acceptance of the Rapid Purchase for each request, and which the parties will close on the Rapid Purchase on the trading day the notice of the applicable Rapid Purchase is given within two Business Days of the applicable Rapid Purchase Date. Furthermore, White Lion agreed that, on any single Business Day, it shall not publicly resell an aggregate amount of Commitment Shares in an amount that exceeds 7% of the daily trading volume of our Class A Common Stock for the such preceding Business Day, excluding any trades before or after regular trading hours and any block trades.

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

During the nine months ended September 30, 2024, the Company issued 1,000,000 shares under the Common Stock Purchase Agreement for $1,184,272 in net cash proceeds, including 50,000 shares related to $108,485 of cash proceeds not yet received by September 30, 2024.

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

Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows:

Derivatives

The Company’s commodity price derivatives primarily represent crude oil collar contracts (some with long calls), fixed price swap contracts and differential swap contracts. The asset and liability measurements for the Company’s commodity price derivative contracts are determined using Level 2 inputs. The asset and liability values attributable to the Company’s commodity price derivatives were determined based on inputs that include, but not limited to, the contractual price of the underlying position, current market prices, crude oil forward curves, discount rates, and volatility factors. The Company had a net derivative asset of $794,195 as of September 30, 2024 and had a net derivative asset of $467,687 as of December 31, 2023.

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

The following table represents the weighted average inputs used in calculating the fair value of the prepaid forward contract and the Maturity Consideration as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Stock price	$0.82	$2.03
Term (in years)	2.13	2.88
Expected volatility	69.9%	40.7%
Risk-free interest rate	3.58%	3.96%
Expected dividend yield	—%	—%

The Company estimated the likelihood of a Dilutive Offering at a price of $3.00 per share to be 50% within nine months of September 30, 2024. The Company estimated the likelihood of a Dilutive Offering at a price of $5.00 per share to be 50% within nine months of December 31, 2023. The FPA estimated fair value is considered a level 3 fair value measurement.

Warrant Liability

Based on the redemption right present in the warrants issued in connection with promissory notes, the warrants are accounted for as a liability in accordance with ASC 480 and ASC 815, with the changes in fair value of the warrants recognize in the statement of operations.

The Company valued the warrants using the trading prices of the Public Warrants, which mirror the terms of the note payable warrants. The Company also estimated the fair value of the redemption put using a present value calculation for the time from the Closing Date of the MIPA through the 18-month redemption date and an estimated discount rate of 15%. The initial fair value of the warrant liabilities for warrants issued during the period was $409,834 and was recognized as debt discount. The estimated fair value of the warrants and redemption put was $5,672,604 and $4,777,970 as of September 30, 2024 and December 31, 2023, respectively, and the Company recognized a change in fair value of the warrant liability of a loss of $484,799 during the nine months ended September 30, 2024. The warrant liability estimated fair value is considered a level 3 fair value measurement.

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

NOTE 9 — RELATED PARTY TRANSACTIONS

On May 5, 2022, the Company entered into a Referral Fee and Consulting Agreement (the “Consulting Agreement”) with Alexandria VMA Capital, LLC (“Alexandria”), an entity controlled by Mr. Caravaggio, who became the Company’s CEO on December 17, 2023. Pursuant to the Consulting Agreement, Alexandria provided information and contacts with suitable investments and acquisition candidates for the Company’s initial business combination. In addition, Alexandria provided due diligence, purchasing and negotiating strategy advice, organizational and operational advice, and such other services as requested by the Company. In consideration of the services provided by Alexandria, the Company paid to Alexander Capital a referral fee of $1,800,000 equal to 2% of the total value of the Company’s business combination, with half being paid by the issuance of 89,000 shares of the Company’s Class A Common Stock during the period from November 15, 2023 to December 31, 2023 for the Successor. No gain was recognized on the issuance of these shares for the difference in the fair value of the shares and the $900,000 payable due to the related party nature of the transaction. The remaining $900,000 was reflected as accounts payable. As of September 30, 2024 and December 31, 2023, the Company owes $568,000 and $762,000 of the fee.

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

Effective May 6, 2024, the Company and RMH Ltd. entered into a settlement and mutual release agreement pursuant to which the Company paid $100,000 in cash, with $50,000 paid on or before execution and the remaining $50,000 by July 24, 2024. The Company also agreed to issue 150,000 shares of Class A Common Stock subject to a contractual lockup as final consideration under the Consulting Agreement, which was deemed terminated effective May 6, 2024. RMH Ltd’s 60,000 RSU’s were forfeited as part of the agreement. The Company recognized $360,000 of stock-based compensation expense related to the Class A Common Shares.

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

As of September 30, 2024 and December 31, 2023, the Company had recorded an environmental remediation liability of $675,000 relating to an oil spill at one of the Company’s producing sites in fiscal year 2017 which is recorded in other liabilities in the consolidated balance sheets. The producing site was subsequently sold in 2019 and the Predecessor indemnified the purchaser for the remediation costs. Management based the remediation liability on the undiscounted cost received from third- party quotes to remediate the spill. As of June 30, 2024, the Company does not believe it is likely remediation will be required in the next five years.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued.

On October 3, 2024, Pogo Royalty Exchanged 879,675 OpCo Class B Units for 1,379,675 shares of Class A Common Stock. As a result, there are 500,000 remaining Class B Common shares outstanding as of this filing.

Subsequent to September 30, 2024, the Company has issued 885,000 shares pursuant to the Common Stock Purchase Agreement for net proceeds of $1,280,415. The Company also issued the 27,963 shares to officers related to their pledged shares discussed in Note 7.

Subsequent to September 30, 2024, the Company has issued 260,000 Class A Common shares to settle outstanding accrued payables of $260,000 and recognized a loss of approximately $76,000 for the difference in the fair value of the shares issued and the payables balance.

On October 18, 2024, the Company entered into a consulting agreement with a third party for financing services on a month to month basis.  As compensation for services the Company will pay the consultant a fee of $20,000 per month consisting of $5,000 in cash and $15,000 in Class A common shares based on the average closing price for the last five trading days of the prior calendar month. The consultant earned 5,100 shares for October services which have not yet been issued.

On October 18, 2024, the Company issued warrants to purchase 1,200,000 shares of Class A Common shares at an exercise price of $0.75 for a period of two year, to a third party service provider for services provided to the Company.

On November 15, 2024, the Company entered into a Confidential Rescission, Settlement, and Release Agreement with the FPA Seller whereby the parties mutually agreed to rescind the Forward Purchase Agreement and related agreements between the parties, which as a result, any transactions, notices or other obligations thereunder are void ab initio. The parties also agreed to release each other of all claims related to the Forward Purchase Agreement, and in exchange for such release, the Company agreed to issue to the FPA Seller 450,000 restricted Class A Common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to EON Resources, Inc. (formerly HNR Acquisition Corp.). References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to HNRAC Sponsors, LLC. References to the Predecessor refer to the business of Pogo Resources, LLC and its subsidiaries prior to the Closing Date. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are an independent oil and natural gas company based in Texas and formed in 2020 that is focused on the acquisition, development, exploration, production and divestiture of oil and natural gas properties in the Permian Basin. The Permian Basin is located in west Texas and southeastern New Mexico and is characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. Our properties are in the Grayburg-Jackson Field in Eddy County, New Mexico, which is a sub-area of the Permian Basin. Pogo focuses primarily on production through waterflooding recovery methods.

Our assets as mentioned above consist of contiguous leasehold positions of approximately 13,700 gross (13,700 net) acres with an average working interest of 100%. We operate 100% of the net acreage across the Company’s assets, all of which is net operated acreage of vertical wells with average depths of approximately 3,810 feet.

Our average daily production for the nine months ended September 30, 2024 was 814 barrel of oil equivalent (“BOE”) per day. Our average daily production for the year ended December 31, 2023, was 1,022 BOE per day. The decrease in production is due to an increase in well downtime, water injection flowlines that needed repair or replacement, and the conveyance of the 10% Override royalty interest to Pogo Royalty.

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

The price at which our oil and natural gas production are sold typically reflects either a premium or discount to the New York Mercantile Exchange (“NYMEX”) benchmark price. Thus, our operating results are also affected by changes in the oil price differentials between the applicable benchmark and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the nine months ended September 30, 2024 and 2023, was $(2.07) and $(3.22) per barrel, respectively. Our natural gas price differential during the nine months ended September 30, 2024 and 2023, was $0.04 and $0.03 per one thousand cubic feet (“Mcf”), respectively. Fluctuations in our price differentials and realizations are due to several factors such as gathering and transportation costs, takeaway capacity relative to production levels, regional storage capacity, gain/loss on derivative contracts and seasonal refinery maintenance temporarily depressing demand.

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

Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2024 and 2023.

	For the three months ended September 30,
	2024	2023
Average NYMEX Prices (1)
Oil (per Bbl)	$76.24	$82.30
Natural gas (per Mcf)	$2.11	$2.59

	For the nine months ended September 30,
	2024	2023
Average NYMEX Prices (1)
Oil (per Bbl)	$78.50	$77.38
Natural gas (per Mcf)	$2.11	$2.47

(1)	Based on average NYMEX closing prices.

For the nine months ended September 30, 2024, the average NYMEX oil pricing was $78.50 per barrel of oil or 7% lower than the average NYMEX price per barrel for the nine months ended September 30, 2023. Our settled derivatives decreased our realized oil price per barrel by $2.56 and $3.47 in the nine months ended September 30, 2024, and 2023, respectively. Our average realized oil price per barrel after reflecting settled derivatives and location differentials was $77.12 and $74.23 for the three months ended September 30, 2024 and 2023, respectively. Our average realized oil price per barrel after reflecting settled derivatives and location differentials was $73.87 and $73.03 for the nine months ended September 30, 2024 and 2023, respectively.

The average NYMEX natural gas pricing for the nine months ended September 30, 2024, was $2.11 per Mcf, or 14% lower than the average NYMEX price of $2.47 per Mcf for the nine months ended September 30, 2023.

Pogo Royalty Overriding Royalty Interest Transaction

Effective July 1, 2023, the Predecessor transferred to Pogo Royalty, a related party to the Predecessor, an assigned and undivided overriding royalty interest (“ORRI”) equal in amount to ten percent (10%) of our interest all oil, gas and minerals in, under and produced from each lease. The consideration received for the 10% ORRI was $10. Thus, a loss of $816,011 was recorded as a result of the conveyance in the previous year. Additionally, because of this transaction, our reserve balance was decreased as well our current net production volumes and revenues.

Results of Operations

Three months ended September 30, 2024 (Successor) Compared to Three months ended September 30, 2023

The following table sets forth selected operating data for the periods indicated. Average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
	Successor	Predecessor
Revenues
Crude oil	$5,275,254	$6,314,104
Natural gas and natural gas liquids	89,978	256,741
Gain (loss) on derivative instruments, net	1,900,662	(1,436,100)
Other revenue	98,452	143,714
Total revenues	$7,364,346	5,278,459

Average sales prices:
Oil (per Bbl)	$78.74	$82.03
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	(1.61)	(7.80)
Oil net of settled oil derivatives (per Bbl)	77.13	74.23

Natural gas (per Mcf)	$1.55	$2.83

Realized price on a BOE basis excluding settled commodity derivatives	$69.98	$71.35
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	(1.41)	(6.52)
Realized price on a BOE basis including settled commodity derivatives	$68.57	$64.83

Expenses
Production taxes, transportation and processing	489,524	602,449
Lease operating	2,136,732	2,449,140
Depletion, depreciation and amortization	507,626	426,838
Accretion of asset retirement obligations	10,395	200,789
General and administrative	2,235,263	981,751
Total expenses	5,379,540	4,660,967

Costs and expenses (per BOE):
Production taxes, transportation, and processing	$6.39	$6.54
Lease operating expenses	27.87	26.60
Depreciation, depletion, and amortization expense	6.62	4.64
Accretion of asset retirement obligations	0.14	2.18
General and administrative	29.16	10.66

Net producing wells at period-end	342	341

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes. For the three months ended September 30, 2024, our oil and natural gas sales decreased 18% from the three months ended September 30, 2023, driven by a 6% increase in realized prices, excluding the effect of settled commodity derivatives, and a 17% decrease in production volumes, and $1,900,662 in derivative instrument gains in the three months ended September 30, 2024. Realized production from oil and gas properties decreased due to the sale of the ORRI of 10% by the Predecessor in July 2023 and actual decrease in production due to an increase in well downtime, and the impact of water injection flowlines that needed repair or replacement.

Production for the comparable periods is set forth in the following table:

	For the Three Months Ended September 30,
	2024	2023
Production:	Successor	Predecessor
Oil (MBbl)	67	77
Natural gas (MMcf)	58	91
Total (MBOE)(1)	77	92

Average daily production:
Oil (Bbl)	746	855
Natural gas (Mcf)	647	1,007,
Total (BOE)(1)	854	1,023

(1)	Natural gas is converted to BOE at the rate of one-barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Contracts

We enter into commodity derivatives instruments to manage the price risk attributable to future oil production. We recorded a gain on derivative contracts of $1,900,662 for the three months ended September 30, 2024, compared to a loss of $1,436,100 for the three months ended September 30, 2023. Higher commodity prices in the three months ended September 30, 2024, resulted in realized losses of $107,969 compared to realized losses of $600,740 for the three months ended September 30, 2023. For the three months ended September 30, 2024, unrealized gains were $2,008,631 compared to unrealized losses of $835,360 for the three months ended September 30, 2023.

For the three months ended September 30, 2024, our average realized oil price per barrel after reflecting settled derivatives was $77.12 compared to $74.23 for the three months ended September 30, 2023. For the three months ended September 30, 2024, our settled derivatives decreased our realized oil price per barrel by $1.61 compared to decreasing the price per barrel by $7.80 for the three months ended September 30, 2023. As of September 30, 2024, we ended the period with a $794,195 net derivative asset compared to a net asset of $467,687 as of December 31, 2023.

Other Revenue

Other revenue was $98,452 for the three months ended September 30, 2024, compared to $143,714 for the three months ended September 30, 2023. The revenue is related to providing water services to a third party. The contract is for one year starting on September 1, 2022, and can be renewed by mutual agreement.

Lease Operating Expenses

Lease operating expenses were $2,136,732 for the three months ended September 30, 2024, compared to $2,449,140 for the three months ended September 30, 2023. On a per unit basis, production expenses increased 4.8% from $26.60 per BOE for the three months ended September 30, 2023, to $27.87 per BOE for the three months ended September 30, 2024, due primarily to increases in proactive maintenance activities.

 Production Taxes, Transportation and Processing

We pay production taxes, transportation and processing costs based on realized oil and natural gas sales. Production taxes, transportation and processing costs were $489,524 for the three months ended September 30, 2024, compared to $602,449 for the three months ended September 30, 2023. As a percentage of oil and natural gas sales, these costs were 9% and 9% in the three months ended September 30, 2024, and 2023, respectively. Production taxes, transportation, and processing as a percent of total oil and natural gas sales are consistent with historical trends.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $507,626 for the three months ended September 30, 2024, compared to $426,838 for the three months ended September 30, 2023. DD&A was $6.62 per BOE for the three months ended September 30, 2024 compared to $4.64 per BOE for the three months ended September 30, 2023. The aggregate increase in DD&A expense for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was driven by the increase in the oil and gas properties balance due the recognition of the reserves at fair value as a result of the acquisition of the Pogo business by us on November 15, 2023.

Accretion of Asset Retirement Obligations

Accretion expense was $10,395 for the three months ended September 30, 2024, compared to $200,789 for the three months ended September 30, 2023. Accretion expense was $0.14 per BOE for the three months ended September 30, 2024, compared to $2.18 per BOE for the three months ended September 30, 2023. The aggregate decrease in accretion expense for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was driven by changes in certain assumptions, specifically the inflation factor and discount rate as a result of the acquisition date where we revised our estimates as part of its fair value estimates for the acquired business on November 15, 2023.

General and Administrative

General and administrative expenses were $2,235,263 for the three months ended September 30, 2024, compared to $981,751 for the three months ended September 30, 2023. The increase in general and administrative expenses is primarily due to increased cost of outsourced legal, professional, and accounting services from being a public company, and stock-based compensation in the current period of $326,995.

Interest Expense and amortization of financing costs

Interest expense was $1,841,848 for the three months ended September 30, 2024, compared to $554,262 for the three months ended September 30, 2023. The Successor period interest expense is driven by the Senior Secured term loan entered into as part of the Closing, and the Private Notes Payable. The Predecessor interest expense for the three months ended September 30, 2023 relates to the Predecessor’s revolving credit facility outstanding and an increase in the weighted average interest rate. This revolving credit facility was not assumed in the Acquisition. Amortization of financing costs was $507,701 and was primarily associated with discount on our Private Notes Payable.

Change in fair value of forward purchase agreement

The change in fair value of forward purchase agreement consisted of a loss of $4,209,294 for the three months ended September 30, 2024 for the Successor related to the inputs used in our fair value estimate of the FPA Put Option, primarily the decline in our stock price during the three months ended September 30, 2024. The key inputs to the fair value estimate include our stock price, which declined during the Successor period, and the likelihood, timing and price of a potential dilutive offering.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities consisted of a loss of $137,911 for the three months ended September 30, 2024 related to fluctuations in the trading price of our warrants, a portion of which are accounted for as liabilities due to the redemption provisions in those issued to Private Note holders.

Nine months ended September 30, 2024 (Successor) Compared to nine months ended September 30, 2023

The following table sets forth selected operating data for the periods indicated. Average sales prices are derived from accrued accounting data for the relevant period indicated.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	Successor	Predecessor
Revenues
Crude oil	$15,132,363	$19,814,847
Natural gas and natural gas liquids	396,670	719,383
Gain (loss) on derivative instruments, net	(180,063)	(673,057)
Other revenue	359,270	461,435
Total revenues	$15,708,240	20,322,608

Average sales prices:
Oil (per Bbl)	$76.43	$76.50
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	(2.56)	(3.47)
Oil net of settled oil derivatives (per Bbl)	73.87	73.03

Natural gas (per Mcf)	$2.14	$2.61

Realized price on a BOE basis excluding settled commodity derivatives	67.86	$67.34
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	(2.21)	(2.95)
Realized price on a BOE basis including settled commodity derivatives	$65.65	$64.39

Expenses
Production taxes, transportation and processing	1,326,789	1,774,310
Lease operating	6,530,431	7,354,304
Depletion, depreciation and amortization	1,506,242	1,285,830
Accretion of asset retirement obligations	83,926	809,423
General and administrative	6,868,749	3,111,130
Total expenses	16,316,137	14,334,997

Costs and expenses (per BOE):
Production taxes, transportation, and processing	$5.80	$5.82
Lease operating expenses	28.54	24.12
Depreciation, depletion, and amortization expense	6.58	4.22
Accretion of asset retirement obligations	0.37	2.65
General and administrative	30.02	10.20

Net producing wells at period-end	342	341

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes. For the nine months ended September 30, 2024, our oil and natural gas sales decreased 24% from the nine months ended September 30, 2023, driven by a 2% increase in realized prices, excluding the effect of settled commodity derivatives, and a 25% decrease in production volumes, and approximately $180,063 in derivative instrument losses in the nine months ended September 30, 2024. Realized production from oil and gas properties decreased due to the sale of the ORRI of 10% by the Predecessor in July 2023, and actual decrease in production due to an increase in well downtime, and the impact of water injection flowlines that needed repair or replacement.

Production for the comparable periods is set forth in the following table:

	For the Nine Months Ended September 30,
	2024	2023
Production:
Oil (MBbl)	198	259
Natural gas (MMcf)	185	275
Total (MBOE)(1)	229	305

Average daily production:
Oil (Bbl)	732	959
Natural gas (Mcf)	686	1,021
Total (BOE)(1)	846	1,129

(1)	Natural gas is converted to BOE at the rate of one-barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Contracts

We enter into commodity derivatives instruments to manage the price risk attributable to future oil production. We recorded a loss on derivative contracts of $180,063 for the nine months ended September 30, 2024, compared to a loss of $673,057 for the nine months ended September 30, 2023. Higher commodity prices in the nine months ended September 30, 2024, resulted in realized losses of $506,571 compared to realized losses of $899,395 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, unrealized gains were $326,508 compared to unrealized gains of $226,338 for the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, our average realized oil price per barrel after reflecting settled derivatives was $73.87 compared to $73.03, for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, our settled derivatives decreased our realized oil price per barrel by $2.56 compared to decreasing the price per barrel by $3.47 for the nine months ended September 30, 2023. As of September 30, 2024, we ended the period with a $794,195 net derivative asset compared to a net asset of $467,687 as of December 31, 2023.

Other Revenue

Other revenue was $359,270 for the nine months ended September 30, 2024, compared to $461,435 for the nine months ended September 30, 2023. The revenue is related to providing water services to a third party. The contract is for one year starting on September 1, 2022, and can be renewed by mutual agreement.

Lease Operating Expenses

Lease operating expenses were $6,530,431 for the nine months ended September 30, 2024, compared to $7,354,304 for the nine months ended September 30, 2023. On a per unit basis, production expenses increased 18% from $24.12 per BOE for the nine months ended September 30, 2023, to $28.54 per BOE for the nine months ended September 30, 2024, due primarily to increases in proactive maintenance activities.

Production Taxes, Transportation and Processing

We pay production taxes, transportation and processing costs based on realized oil and natural gas sales. Production taxes, transportation and processing costs were $1,326,789 for the nine months ended September 30, 2024, compared to $1,774,310 for the nine months ended September 30, 2023. As a percentage of oil and natural gas sales, these costs were 9% and 9% in the nine months ended September 30, 2024, and 2023, respectively. Production taxes, transportation, and processing as a percent of total oil and natural gas sales are consistent with historical trends.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $1,506,242 for the nine months ended September 30, 2024, compared to $1,285,830 for the nine months ended September 30, 2023. DD&A was $6.58 per BOE for the nine months ended September 30, 2024 compared to $4.22 per BOE for the nine months ended September 30, 2023. The aggregate increase in DD&A expense for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was driven by the increase in the oil and gas properties balance due to the recognition of the reserves at fair value as a result of the acquisition of the Pogo business by us on November 15, 2023.

Accretion of Asset Retirement Obligations

Accretion expense was $83,926 for the nine months ended September 30, 2024, compared to $809,423 for the nine months ended September 30, 2023. Accretion expense was $0.37 per BOE for the nine months ended September 30, 2024, compared to $2.65 per BOE for the nine months ended September 30, 2023. The aggregate decrease in accretion expense for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was driven by changes in certain assumptions, specifically the inflation factor and discount rate as a result of the acquisition date where we revised our estimates as part of its fair value estimates for the acquired business on November 15, 2023

General and Administrative

General and administrative expenses were $6,868,749 for the nine months ended September 30, 2024, compared to $3,111,130 for the nine months ended September 30, 2023. The increase for general and administrative expenses is primarily due to increased cost of outsourced legal, professional, and accounting services from being a public company, and stock-based compensation in the current period of $1,516,933.

Interest Expense and amortization of financing costs

Interest expense was $5,732,747 for the nine months ended September 30, 2024, compared to $1,429,200 for the nine months ended September 30, 2023. The Successor period interest expense is driven by the Senior Secured Term loan entered into as part of the Closing, and the Private Notes Payable. The Predecessor interest expense for the nine months ended September 30, 2023 relates to the Predecessor’s revolving credit facility outstanding and an increase in the weighted average interest rate. This revolving credit facility was not assumed in the Acquisition. Amortization of financing costs was $1,982,958 and was primarily associated with discount on our Private Notes Payable.

Change in fair value of forward purchase agreement

The change in fair value of forward purchase agreement consisted of a loss of $4,534,766 for the nine months ended September 30, 2024 for the Successor related to the inputs used in our fair value estimate of the FPA Put Option, primarily due to the decline in our stock price on a year to date basis. The key inputs to the fair value estimate include our stock price, which declined during the Successor period, and the likelihood, timing and price of a potential dilutive offering.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities consisted of a loss of $484,799 for the nine months ended September 30, 2024 related to fluctuations in the trading price of our warrants, a portion of which are accounted for as liabilities due to the redemption provisions in those issued to Private Note holders.

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

As of September 30, 2024, we had outstanding debt of $24,735,391 under our Senior Secured Term Loan, $15,000,000 under the Seller Promissory Note, and $3,875,750 of outstanding private notes payable and $1,019,037 from merchant cash advances. A total of $15,048,293 of this is due within one year, including a $5,000,000 estimated excess cash flow payment under the terms of the Senior Secured Term Loan. As of September 30, 2024, we had $2,746,896 of cash and cash equivalents on hand, of which $2,600,000 is in an escrow account pursuant to the requirements of the Senior Secured Term Loan, and had a working capital deficit of $38,801,444. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

We had positive cash flow from operations of $3,346,362 for the nine months ended September 30, 2024 and $8,675,037 for the year ended December 31, 2023 on a pro forma basis of the combined Successor and Predecessor periods. Additionally, management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock. We have a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund our operations and production growth, and be used to reduce liabilities. Through the date of this filing, we have received $2,464,688 in cash proceeds related to the sale of 1,885,000 shares of common stock under this agreement and expect to continue to utilize it to fund operational needs. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline from expected levels.

Cash Flows

Sources and uses of cash for the nine months ended September 30, 2024 and 2023, are as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	Successor	Predecessor
Net cash provided by operating activities	$3,346,362	$8,311,832
Net cash (used in) provided by investing activities	(3,295,667)	(5,058,869)
Net cash (used in) provided by financing activities	(809,253)	(2,000,000)
Net change in cash and cash equivalents	$(758,558)	$1,252,963

Operating Activities

The decrease in net cash flow provided by operating activities for the nine months ended September 30, 2024, as compared to 2023 is primarily due to decreased production volumes, and higher general and administrative and acquisition costs associated with public filings.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was primarily related to $3,275,667 in development costs for our reserves. Cash flows used in investing activities in the Predecessor period for the nine months ended September 30, 2023 consisted primarily of $4,867,872 of cash paid for oil and gas property costs.

Financing Activities

Net cash used by financing activities during the Successor period were primarily related to repayments of the Senior Secured Term Loan of $2,945,312 and Private Notes Payable of $43,750, partially offset by $1,184,272 in cash proceeds from sales of common stock under the Common Stock Purchase Agreement, $967,500 in cash proceeds from merchant cash advances, and an additional $450,000 in cash proceeds from the Private Notes Payable issued during the nine months ended September 30, 2024. Cash flows used in financing activities in the Predecessor period for the nine months ended September 30, 2023 consisted primarily of $2,000,000 in long-term debt repayments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

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

Our proved reserve information included in our Annual Report on its Form 10-K filed with the SEC on May 2, 2024 as of December 31, 2023 and 2022, was prepared by independent petroleum engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify, positively or negatively, material revisions to the estimate of proved reserves.

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

Forward Purchase Agreement Valuation

We have determined that the FPA Put Option, including the Maturity Consideration, within the Forward Purchase Agreement is (i) a freestanding financial instrument and (ii) a liability (i.e., an in-substance written put option). This liability was recorded as a liability at fair value on the consolidated balance sheet as of the reporting date in accordance with ASC 480. The fair value of the liability was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over all simulated paths. The model also considered the likelihood of a dilutive offering of common stock.

Derivative Instruments

We use derivative financial instruments to mitigate its exposure to commodity price risk associated with oil prices. Our derivative financial instruments are recorded on the consolidated balance sheets as either an asset or a liability measured at fair value. We have elected not to apply hedge accounting for its existing derivative financial instruments, and as a result, we recognize the change in derivative fair value between reporting periods currently in its consolidated statements of operations. The fair value of our derivative financial instruments is determined using industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Realized gains and losses from the settlement of derivative financial instruments and unrealized gains and unrealized losses from valuation changes in the remaining unsettled derivative financial instruments are reported in a single line item as a component of revenues in the consolidated statements of operations. Cash flows from derivative contract settlements are reflected in operating activities in the accompanying consolidated statements of cash flows. See Note 4 for additional information about our derivative instruments.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon his evaluation, our Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer) concluded that, our disclosure controls and procedures were not effective related to the lack of sufficient accounting personnel to manage the Company’s financial accounting process, lack of segregation of duties, proper accounting for complex financial instruments, lack of design and implementation of controls related to oil and gas activities and lack of capital expenditure review which combined constituted a material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management assessed the effectiveness of our internal control over financial reporting at September 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2024 due to the material weakness in our internal control over financial reporting described above. We plan to enhance our processes to identify and appropriately recognize accounting transactions in a timelier manner, and understand the nuances of the complex accounting standards that apply to our consolidated financial statements.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)

Item 1.02	Termination of a Material Definitive Agreement.

As previously disclosed, on November 2, 2023, we entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “FPA Seller”) (the “Forward Purchase Agreement”) for OTC Equity Prepaid Forward Transactions.

On November 15, 2024, we entered into a Confidential Rescission, Settlement, and Release Agreement with the FPA Seller whereby the parties mutually agreed to rescind the Forward Purchase Agreement and related agreements between the parties, which as a result, any transactions, notices or other obligations thereunder are void ab initio. The parties also agreed to release each other of all claims related to the Forward Purchase Agreement, and in exchange for such release, we agreed to issue to the FPA Seller 450,000 restricted shares of our Class A Common Stock.

Item 3.02	Unregistered Sales of Equity Securities

The information contained above in Item 1.01 related to the shares of our Class A Common Stock to FPA Seller is hereby incorporated by reference into this Item 3.02.

(c)

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Amended and Restated Membership Interest Purchase Agreement, dated August 28, 2023, by and among Buyer, Seller, and Sponsor (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 30, 2023 and incorporated herein by reference).
2.2	Amendment No. 1 to the Amended and Restated Membership Interest Purchase Agreement, dated November 15, 2023, by and among Buyer, Seller, and Sponsor (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on November 21, 2023 and incorporated herein by reference).
2.3	Letter Agreement between Buyer and Seller Re: Settle Up between Parties, dated November 15, 2023 (filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed on November 21, 2023 and incorporated herein by reference).
3.1	Form of Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on form 8-K filed on August 30, 2023 and incorporated herein by reference).
3.2	Certificate of Amendment to Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on September 16, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 18, 2024 and incorporated herein by reference).
3.3	Amended and Restated Bylaws, effective September 17, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 18, 2024 and incorporated herein by reference).
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HNR ACQUISITION CORP

Date: November 15, 2024	By:	/s/ Dante Caravaggio
	Name:	Dante Caravaggio
	Title:	Chief Executive Officer

Date: November 15, 2024	By:	/s/ Mitchell B. Trotter
	Name:	Mitchell B. Trotter
	Title:	Chief Financial Officer