Form 10-K
period 2024-12-31
EON Resources Inc.
filed 2025-04-16
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

EON Resources, Inc

(Exact name of registrant as specified in its charter)

Delaware	001-41278	85- 4359124
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

3730 Kirby Drive, Suite 1200 Houston, TX	77098
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 834-1145

HNR Acquisition Corp.

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $8.3 million based on the last sale price on June 28, 2024.

As of April 15, 2025, 18,312,626 shares of Class A Common Stock, par value $0.0001 per share, and 0 shares of Class B Common Stock, par value $0.0001 per share, were issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“Class A Common Stock” is to our Class A Common Stock, par value $0.0001 per share;

●	“Class B Common Stock” is to our Class B Common Stock, par value $0.0001 per share;

●	“founder shares” are to shares of our Class A Common Stock initially purchased by our sponsor in a private placement prior to our Initial Public Offering;

●	“initial business combination” or “Purchase” refers to the completion of our initial business combination on November 15, 2023, pursuant to the closing of the transactions contemplated by the MIPA whereby we acquired (through our subsidiaries) 100% of the outstanding membership interests of EON Resources, LLC, a Texas limited liability company (“EON” or the “Target”);

●	“Initial Public Offering” refers to the Initial Public Offering closed on February 15, 2022;

●	“initial stockholders” are to our holders of our founder shares prior to our Initial Public Offering (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“MIPA” means that that certain Amended and Restated Membership Interest Purchase Agreement, dated August 28, 2023, as amended (the “MIPA”), by and among us, HNRA Upstream, LLC, a newly formed Delaware limited liability company which is managed by us, and is a subsidiary of ours (“OpCo”), and HNRA Partner, Inc., a newly formed Delaware corporation and wholly owned subsidiary of ours (“SPAC Subsidiary”, and together with us and OpCo, “Buyer” and each a “Buyer”), CIC EON LP, a Delaware limited partnership (“CIC”), DenCo Resources, LLC, a Texas limited liability company (“DenCo”), EON Resources Management, LLC, a Texas limited liability company (“EON Management”), 4400 Holdings, LLC, a Texas limited liability company (“4400” and, together with CIC, DenCo and EON Management, collectively, “Seller” and each a “Seller”), and, solely with respect to Section 6.20 of the MIPA, Sponsor.

●	“Predecessor” refers to the historical business of EON prior to the Purchase on November 15, 2023.

●	“private placement units” are to the units issued to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering;

●	“private placement warrants” are to the warrants sold as part of the private placement units, and to any private placement warrants or warrants issued in connection with working capital loans that were sold to third parties, our executive officers, or our directors (or permitted transferees).

●	“public shares” are to shares of our Class A Common Stock sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Sponsor” refers to HNRAC Sponsors, LLC, a Delaware limited liability company;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement units or their permitted transferees;

●	“HNR” and “HNRA” are to the Company prior to the date of the Company’s name change on September 17, 2024.

●	“Registrant,” “we,” “us,” “company”, “our company”, “EON”, “EON Resources” and “Successor” are to EON Resources, Inc. (and the business of EON which became the business of the Company after giving effect to the Purchase).

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

SUMMARY OF SIGNIFICANT RISKS AFFECTING OUR COMPANY

Our business is subject to multiple risks and uncertainties, as more fully described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We urge you to read the disclosures under the caption “Risk Factors” and this Annual Report in full. Our significant risks may be summarized as follows:

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” EON

●	The Company’s producing properties are located in the Permian Basin, making it vulnerable to risks associated with operating in a single geographic area.

●	Title to the properties in which EON is acquiring an interest may be impaired by title defects.

●	EON depends on various services for the development and production activities on the properties it operates. Substantially all EON’s revenue is derived from these producing properties. A reduction in the expected number of wells to be developed on EON’s acreage by or the failure of EON to develop and operate the wells on its acreage could have an adverse effect on its results of operations and cash flows adequately and efficiently.

●	EON’s identified development activities are susceptible to uncertainties that could materially alter the occurrence or timing of their development activities.

●	Acquisitions and EON’s development of EON’s leases will require substantial capital, and our company may be unable to obtain needed capital or financing on satisfactory terms or at all.

●	EON currently plans to enter hedging arrangements with respect to the production of crude oil, and possibly natural gas which is a smaller portion of the reserves. EON will mitigate the exposure to the impact of decreases in the prices by establishing a hedging plan and structure that protects the earnings to a reasonable level, and the debt service requirements.

●	EON’s estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of its reserves.

●	We believe EON currently has ineffective internal control over its financial reporting.

●	A substantial majority of EON’s revenues from crude oil and gas producing activities are derived from its operating properties that are based on the price at which crude oil and natural gas produced from the acreage underlying its interests are sold. Prices of crude oil and natural gas are volatile due to factors beyond EON’s control. A substantial or extended decline in commodity prices may adversely affect EON’s business, financial condition, results of operations and cash flows.

●	If commodity prices decrease to a level such that EON’s future undiscounted cash flows from its properties are less than their carrying value, EON may be required to take write-downs of the carrying values of its properties.

●	The unavailability, high cost or shortages of rigs, equipment, raw materials, supplies or personnel may restrict or result in increased costs to develop and operate EON’s properties.

●	The marketability of crude oil and natural gas production is dependent upon transportation and processing and refining facilities, which EON cannot control. Any limitation in the availability of those facilities could interfere with EON’s ability to market its production and could harm EON’s business.

●	Drilling for and producing crude oil and natural gas are high-risk activities with many uncertainties that may materially adversely affect EON’s business, financial condition, results of operations and cash flows.

●	Crude oil and natural gas operations are subject to various governmental laws and regulations. Compliance with these laws and regulations can be burdensome and expensive for EON, and failure to comply could result in EON incurring significant liabilities, either of which may impact its willingness to develop EON’s interests.

●	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could cause EON to incur increased costs, additional operating restrictions or delays and have fewer potential development locations.

●	The unaudited pro forma condensed consolidated combined financial information and EON’s respective unaudited forecasted financial information included in this report may not be indicative of what the actual financial position or results of operations would have been or will be. Our future results following the Purchase may differ, possibly materially, from the unaudited pro forma condensed consolidated combined financial information and EON’s respective unaudited forecasted financial information presented in this report.

●	The historical financial results of EON and the unaudited pro forma condensed consolidated combined financial information included elsewhere in this report may not be indicative of what EON’s actual financial position or results of operations would have been if it were a public company.

v

PART I

ITEM 1. BUSINESS

Overview

EON Resources, Inc. (formerly HNR Acquisition Corp) (the “Company” or “EON”), was incorporated in Delaware as a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. Prior to closing the Purchase, our efforts were limited to organizational activities, completion of an initial public offering and the evaluation of possible business combinations. On February 15, 2022, we consummated the Initial Public Offering of 7,500,000 units (the “Units”), at $10.00 per Unit, generating proceeds of $75,000,000. Additionally, the underwriter fully exercised its option to purchase 1,125,000 additional Units, for which we received cash proceeds of $11,250,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 505,000 private placement units at a price of $10.00 per unit generating proceeds of $5,050,000 in a private placement to our Sponsor and EF Hutton (formerly Kingswood Capital Markets) (“EF Hutton”). On April 4, 2022, the Units separated into Class A Common Stock and warrants, and ceased trading. On April 4, 2022, the Class A Common Stock and warrants commenced trading on the NYSE American. On September 16, 2024, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change the Company’s name from “HNR Acquisition Corp” to “EON Resources Inc.”, effective on September 17, 2024.

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

On November 15, 2023 (the “Closing Date”), as contemplated by the MIPA:

●	We filed a Second Amended and Restated Certificate of Incorporation (the “Second A&R Charter”) with the Secretary of State of the State of Delaware, pursuant to which the number of authorized shares of our capital stock, par value $0.0001 per share, was increased to 121,000,000 shares, consisting of (i) 100,000,000 shares of Class A Common Stock, (ii) 20,000,000 shares of Class B Common Stock, and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share;

●	Our shares of common stock were reclassified as Class A Common Stock; the Class B Common Stock has no economic rights but entitles its holder to one vote on all matters to be voted on by stockholders generally; holders of shares of Class A Common Stock and shares of Class B Common Stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by the Second A&R Charter;

●	(A) We contributed to OpCo (i) all of our assets (excluding our interests in OpCo and the aggregate amount of cash required to satisfy any exercise by our stockholders of their Redemption Rights (as defined below)) and (ii) 2,000,000 newly issued shares of Class B Common Stock (such shares, the “Seller Class B Shares”) and (B) in exchange therefor, OpCo issued to us a number of Class A common units of OpCo (the “OpCo Class A Units”) equal to the number of total shares of Class A Common Stock issued and outstanding immediately after the closing (the “Closing”) of the transactions contemplated by the MIPA (following the exercise by EON stockholders of their Redemption Rights) (such transactions, the “SPAC Contribution”); and

●	Immediately following the SPAC Contribution, OpCo contributed $900,000 to SPAC Subsidiary in exchange for 100% of the outstanding common stock of SPAC Subsidiary (the “SPAC Subsidiary Contribution”);

●	Immediately following the SPAC Subsidiary Contribution, Seller sold, contributed, assigned, and conveyed to (A) OpCo, and OpCo acquired and accepted from Seller, ninety-nine percent (99.0%) of the outstanding membership interests of Pogo Resources, LLC, a Texas limited liability company (“Pogo” or the “Target”), and (B) SPAC Subsidiary, and SPAC Subsidiary purchased and accepted from Seller, one percent (1.0%) of the outstanding membership interest of Target (together with the ninety-nine percent (99.0%) interest, the “Target Interests”), in each case, in exchange for (x) $900,000 of the Cash Consideration (as defined below) in the case of SPAC Subsidiary and (y) the remainder of the Aggregate Consideration (as defined below) in the case of OpCo (such transactions, together with the SPAC Contribution and SPAC Subsidiary Contribution and the other transactions contemplated by the MIPA, the “Purchase”).

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

In connection with the Purchase, holders of 3,323,707 shares of common stock sold in EON’s initial public offering (the “public shares”) properly exercised their right to have their public shares redeemed (the “Redemption Rights”) for a pro rata portion of the trust account (the “Trust Account”) which held the proceeds from EON’s initial public offering, funds from EON’s payments to extend the time to consummate a business combination and interest earned, calculated as of two business days prior to the Closing, which was approximately $10.95 per share, or $49,362,479 in the aggregate. The remaining balance in the Trust Account (after giving effect to the Redemption Rights) was $12,979,300.

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

The Class A Common Stock and EON warrants continue to trade, but now as an operating company, on the NYSE American under the symbols “EONR” and “EONR.WS”.

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

OpCo A&R LLC Agreement

In connection with the Closing, EON and Pogo Royalty, LLC, a Texas limited liability company, an affiliate of Seller and Seller’s designated recipient of the Aggregate Consideration (“Pogo Royalty”), entered into an amended and restated limited liability company agreement of OpCo (the “OpCo A&R LLC Agreement”). Pursuant to the A&R OpCo LLC Agreement, each OpCo unitholder (excluding EON) will, subject to certain timing procedures and other conditions set forth therein, have the right (the “OpCo Exchange Right”) to exchange all or a portion of its OpCo Class B Units for, at OpCo’s election, (i) shares of Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each OpCo Class B Unit exchanged, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (ii) an equivalent amount of cash. Additionally, the holders of OpCo Class B Units will be required to exchange all of their OpCo Class B Units (a “Mandatory Exchange”) upon the occurrence of the following: (i) upon the direction of EON with the consent of at least fifty percent (50%) of the holders of OpCo Class B Units; or (ii) upon the one-year anniversary of the Mandatory Conversion Trigger Date. In connection with any exchange of OpCo Class B Units pursuant to the OpCo Exchange Right or acquisition of OpCo Class B Units pursuant to a Mandatory Exchange, a corresponding number of shares of Class B Common Stock held by the relevant OpCo unitholder will be cancelled.

The OpCo Preferred Units will be automatically converted into OpCo Class B Units on the two-year anniversary of the issuance date of such OpCo Preferred Units (the “Mandatory Conversion Trigger Date”) at a rate determined by dividing (i) $20.00 per unit (the “Stated Conversion Value”), by (ii) the Market Price of the Class A Common Stock (the “Conversion Price”). The “Market Price” means the simple average of the daily VWAP of the Class A Common Stock during the five (5) trading days prior to the date of conversion. On the Mandatory Conversion Trigger Date, EON will issue a number of shares of Class B Common Stock to Pogo Royalty equivalent to the number of OpCo Class B Units issued to Pogo Royalty. If not exchanged sooner, such newly issued OpCo Class B Units shall automatically exchange into Class A Common Stock on the one-year anniversary of the Mandatory Conversion Trigger Date at a ratio of one OpCo Class B Unit for one share of Class Common Stock. An equivalent number of shares of Class B Common Stock must be surrendered with the OpCo Class B Units to us in exchange for the Class A Common Stock. As noted above, the OpCo Class B Units must be exchanged upon the one-year anniversary of the Mandatory Conversion Trigger Date.

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

Registration Rights Agreement

In connection with the Closing, EON and Pogo Royalty entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which EON has agreed to provide Pogo Royalty with certain registration rights with respect to the shares of Class A Common Stock issuable upon exercise of the OpCo Exchange Right, including filing with the SEC an initial registration statement on Form S-1 covering the resale by the Pogo Royalty of the shares of Class A Common Stock issuable upon exercise of the OpCo Exchange Right so as to permit their resale under Rule 415 under the Securities Act, no later than thirty (30) days following the Closing, use its commercially reasonable efforts to have the initial registration statement declared effective by the SEC as soon as reasonably practicable following the filing thereof with the SEC, and use commercially reasonable efforts to convert the Form S-1 (and any subsequent registration statement) to a shelf registration statement on Form S-3 as promptly as practicable after EON is eligible to use a Form S-3 Shelf.

In certain circumstances, Pogo Royalty can demand our assistance with underwritten offerings, and Pogo Royalty will be entitled to certain piggyback registration rights.

Option Agreement

In connection with the Closing, EON, HNRA Royalties, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of EON (“HNRA Royalties”) and Pogo Royalty entered into an Option Agreement (the “Option Agreement”). Pogo Royalty owns certain overriding royalty interests in certain oil and gas assets owned by Pogo (the “ORR Interest”). Pursuant to the Option Agreement, Pogo Royalty granted irrevocable and exclusive option to HNRA Royalty to purchase the ORR Interest for the Option Price (as defined below) at any time prior to November 15, 2024. The option is not exercisable while the Seller Promissory Note is outstanding.

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

Pursuant to the Option Agreement, upon execution, EON issued to Pogo Royalty 10,000 shares of Class A Common Stock.

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

Backstop Agreement

In connection with the Closing, EON entered a Backstop Agreement (the “Backstop Agreement”) with Pogo Royalty and certain of EON’s founders listed therein (the “Founders”) whereby Pogo Royalty will have the right (“Put Right”) to cause the Founders to purchase Pogo Royalty’s OpCo Preferred Units at a purchase price per unit equal to $10.00 per unit plus the product of (i) the number of days elapsed since the effective date of the Backstop Agreement and (ii) $10.00 divided by 730. Seller’s right to exercise the Put Right will survive for six (6) months following the date the Trust Shares (as defined below) are not restricted from transfer under the Letter Agreement (as defined in the MIPA) (the “Lockup Expiration Date”).

As security that the Founders will be able to purchase the OpCo Preferred Units upon exercise of the Put Right, the Founders agreed to place at least 1,300,000 shares of Class A Common Stock into escrow (the “Trust Shares”), which the Founders can sell or borrow against to meet their obligations upon exercise of the Put Right, with the prior consent of Seller. EON is not obligated to purchase the OpCo Preferred Units from Pogo Royalty under the Backstop Agreement. Until the Backstop Agreement is terminated, Pogo Royalty and its affiliates are not permitted to engage in any transaction which is designed to sell short the Class A Common Stock or any other publicly traded securities of EON.

Founder Pledge Agreement

In connection with the Closing, EON entered a Founder Pledge Agreement (the “Founder Pledge Agreement”) with the Founders whereby, in consideration of placing the Trust Shares into escrow and entering into the Backstop Agreement, EON agreed: (a) by January 15, 2024, to issue to the Founders an aggregate number of newly issued shares of Class A Common Stock equal to 10% of the number of Trust Shares; (b) by January 15, 2024, to issue to the Founders number of warrants to purchase an aggregate number of shares of Class A Common Stock equal to 10% of the number of Trust Shares, which such warrants shall be exercisable for five years from issuance at an exercise price of $11.50 per shares; (c) if the Backstop Agreement is not terminated prior to the Lockup Expiration Date, to issue an aggregate number of newly issued shares of Class A Common Stock equal to (i) (A) the number of Trust Shares, divided by (B) the simple average of the daily VWAP of the Class A Common Stock during the five (5) Trading Days prior to the date of the termination of the Backstop Agreement, subject to a minimum of $6.50 per share, multiplied by (C) a price between $10.00-$13.00 per share (as further described in the Founder Pledge Agreement), minus (ii) the number of Trust Shares; and (d) following the purchase of OpCo Preferred Units by a Founder pursuant to the Put Right, to issue a number of newly issued shares of Class A Common Stock equal to the number of Trust Shares sold by such Founder. Until the Founder Pledge Agreement is terminated, the Founders are not permitted to engage in any transaction which is designed to sell short the Class A Common Stock or any other publicly traded securities of EON.

Purchase, Sale, Termination and Exchange Agreement

On February 10, 2025, the Company entered into a Purchase, Sale, Termination and Exchange Agreement (the “Agreement”), by and among the Company, OpCo, SPAC Subsidiary, HNRA Royalties, Pogo Royalty, CIC, DenCo, Pogo Management, and 4400. The closing of the transactions contemplated by the Agreement (the “Closing”) is subject to the satisfaction of various conditions, including the Company obtaining financing.

Pursuant to the Agreement, the Company agreed to purchase the ORRI from Pogo Royalty for $14,000,000, payable in cash at the Closing. In addition, at the Closing, Pogo Royalty agreed to waive all outstanding interest accrued under the Seller Note, reduce the outstanding principal amount of the Seller Note to $8,000,000 and settle and discharge the Seller Note in exchange for the payment of $8,000,000 in cash. Pogo Royalty further agreed to assign and transfer the OpCo Preferred Units to OpCo in exchange for the issuance by the Company of 3,000,000 shares of Class A Common Stock at the Closing.

As consideration for entering into the Agreement, the Company agreed to release the Escrow Shares to Pogo Royalty and to promptly process any exchange notice delivered by Pogo Royalty to exchange the Escrow Share for shares of Class A Common Stock, and Pogo Royalty agreed to deliver such exchange notice within two days of the date of the Agreement. The Agreement contains customary representations, warranties, indemnification provisions closing conditions, and covenants.

The Closing is contingent upon the occurrence of certain conditions, including (i) the availability of financing to the Company, (ii) the receipt by Pogo Royalty of a consent of First International Bank & Trust to the Agreement and a written termination agreement, executed by the Company and First International Bank & Trust, terminating that certain Subordination Agreement, dated as of November 15, 2023, by and among First International Bank & Trust, the Company and Pogo Royalty, (iii) the receipt by the Company of any required stockholder consents, (iv) the respective representations and warranties of the parties being true and correct, subject to certain materiality exceptions and (v) the performance by the parties in all material respects of their respective obligations under the Agreement.

The Agreement may be terminated at any time by mutual consent of the parties thereto or by any one party if the counterparty is in material breach of the Agreement. If the Closing does not occur prior to 1:00 p.m. Central Time on June 3, 2025, the Agreement will automatically terminate. No assurances can be made that the Company will satisfy these conditions or that the Closing will otherwise occur.

Overview

Pogo is an exploration and production company that began operations in February 2017. Pogo is based in Dallas, Texas, and a field office in Loco Hills, New Mexico. As of December 31, 2024, our operating focus is the Northwest Shelf of the Permian Basin, with a specific emphasis on oil and gas producing properties located in the Grayburg-Jackson Field in Eddy County, New Mexico. Pogo is the Operator of Record of its oil and gas properties, operating its properties through its wholly owned subsidiary, LH Operating LLC. Pogo completed multiple acquisitions in 2018 and 2019. These acquisitions included multiple producing properties in Lea and Eddy counties, New Mexico. In 2020, after identifying its core development property, Pogo successfully completed a series of divestures of its non-core properties. Then, with one key asset, its Grayburg-Jackson Field in Eddy County, New Mexico, Pogo focused all of its efforts on developing this asset. This has been Pogo’s focus for 2022 and 2023.

Currently, we have 12 employees (5 executive officers where 4 are in Houston and 1 in Lubbock; 7 field staff in Loco Hills). From time to time, on an as needed basis, contract workers handle additional necessary responsibilities.

Pogo owns, manages, and operates, through its wholly owned subsidiary, LH Operating, LLC, 100% working interest in a gross 13,700 acres located on the Northwest Shelf of the prolific oil and gas producing Permian Basin. Pogo benefits from cash flow growth through continued development of its working interest’s ownership, with relatively low capital cost and lease operating expenses. As of December 31, 2024, average net daily production associated with Pogo’s working interests was 811 barrel of oil equivalent (“BOE”) per day consisting of 86% oil and 14% natural gas. Pogo expects to continue to grow its cash flow by production enhancements in its operations on its gross 13,700-acre leasehold. Furthermore, Pogo intends to make additional acquisitions within the Permian Basin, as well as other oil and gas producing regions in the USA, that meet its investment criteria for minimum risk, geologic quality, operator capability, remaining growth potential, cash flow generation and, most importantly, rate of return.

As of December 31, 2024, 100% of Pogo’s gross 13,700 leasehold acres were located in Eddy County, New Mexico, where 100% of the leasehold working interests owned by Pogo consist of state and federal lands. Pogo believes the Permian Basin offers some of the most compelling rates of return for Pogo and significant potential for cash flow growth. As a result of compelling rates of return, development activity in the Permian Basin has outpaced all other onshore U.S. oil and gas basins since the end of 2016. This development activity has driven basin-level production to grow faster than production in the rest of the United States.

Pogo’s working interests entitle it to receive an average of 97% of the net revenue from crude oil and natural gas produced from the oil and gas reservoirs underlying its acreage. Pogo is not under any mandatory obligation to fund drilling and completion costs associated with oil and gas development because 100% of its lease holdings are held by production. As a working interest owner with significant net earnings, Pogo seeks to fully capture all remaining oil and gas reserves underlying its leasehold acres by systematically developing its low risk, predictable, proven reserves by means of adding perforations in previously drilled and completed wells, were applicable, and drilling new wells in a predetermined drilling pattern. Accordingly, Pogo’s development model generates strong margins greater than 60%, at low risk, predictable, production outcomes that requires low overhead and is highly scalable. For the year ended December 31, 2024, Pogo’s lifting cost was about $28.92 per barrel of oil equivalent at a realized price of $77.01 per BOE, excluding the impact of settled commodity derivatives. Pogo is led by a management team with extensive oil and gas engineering, geologic and land expertise, long-standing industry relationships and a history of successfully managing a portfolio of working and leasehold interests, producing crude oil and natural gas assets. Pogo intends to capitalize on its management team’s expertise and relationships to increase production and cash flow in the field.

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

Key Producing Region

As of December 31, 2024, all of the Company’s properties were located exclusively within the Northwest Shelf of the Permian Basin. As of December 2023, the Permian Basin had the highest level of drilling activity in the United States with greater than 300 drilling rigs operating. By comparison, The Eagle Ford Shale region located in Southwest-central Texas has less than 60 rigs operating. The Permian Basin includes three major geologic provinces: the Delaware Basin to the west, the Midland Basin to the east and the Central Basin Platform in between. The Northwest Shelf is the western limits of the Delaware Basin, a sub-basin within the Permian Basin complex. The Delaware Basin is identified by an abundant amount of oil-in-place, stacked pay potential across an approximately 3,900-foot hydrocarbon column, attractive well economics, favorable operating environment, well developed network of oilfield service providers, and significant midstream infrastructure in place or actively under construction. One hundred percent (100%) of our working interests are located as of December 31, 2024, on the New Mexico side of the Delaware Basin. According to the USGS, the Delaware Basin contains the largest recoverable reserves among all unconventional basins in the United States.

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

Working Interests in Grayburg-Jackson Field

As of December 31, 2024, the Company owns a 100% working interest in 13,700 gross acres located in Eddy County, New Mexico, with a 74% weighted average net revenue. The 13,700 gross acres are strategically located in the prolific oil field, Grayburg-Jackson field. Working interests granted to the Lessee (Pogo) under an Oil and Gas Lease are real property interests that grant ownership of the crude oil and natural gas underlying a specific tract of land and the rights to explore for, drill for and produce crude oil and natural gas on that land or to lease those exploration and development rights to a third party. Those rights to explore for, drill for and produce crude oil and natural gas on that land have a set period of time for the working interest owner to exercise those rights. Typically, an Oil and Gas Lease can be automatically extended beyond the initial lease term with continuous drilling, production or other operating activities or through negotiated contractual lease extension options. Only when production and drilling cease, the lease terminates.

As of December 31, 2024, 100% of the Company’s working interests are held by production (“HBP”) meaning that Pogo is not under time sensitive obligation to drill or work-over any wells on its 13,700 acres. As of December 31, 2023, 100% of the wells and leases are operated by Pogo. Pogo is the official Operator of record with the state and federal regulatory agencies. As of December 31, 2024, the Company generates a substantial majority of its revenues and cash flows from its working interests when crude oil and natural gas are produced and sold from its acreage.

Currently, Pogo’s working interests reside entirely in the Northwest Shelf of the Permian Basin, which Pogo believes is one of the premier crude oil and natural gas producing regions in the United States. As of December 31, 2024, Pogo’s working interests covered 13,700 gross acres, with the royalty owners retaining a weighted average 26% royalty. The following table summarizes Pogo’s working interest’s position in the lands comprising its leasehold as of December 31, 2024.

LH Operating, LLC Northwest Shelf (Permian Basin) Leasehold
Date of Acquisition	Gross Acres	Federal Leases	State Leases	Working Interest	NRI (weighted avg.)(1)	Royalty Interest(2)	Operations	HBP
2018	13,700	20	3	100%	74%	26%	100%	100%

(1)	Pogo’s net revenue interests are based on its weighted average royalty interests across its entire leasehold

(2)	No unleased royalty interests as of December 31, 2024.

As of December 31, 2024, Pogo has working interests in 342 shallow (above 4,000 ft), vertical wells producing oil and gas in paying quantities. Ninety-five of the 342 producing wells were completed between 2019 and June 2022 by Pogo. In 2019, Pogo initiated a 4-well pilot water injection project into the Seven Rivers (“7R”) oil reservoir underlying its 13,700-acre leasehold. After an evaluation period extending into early 2020, Pogo determined the pilot project was successful by producing oil in paying quantities by simply adding perforations in the 7R reservoir in previously drilled and completed wells. Following the successful completion of the 4-well pilot project, Pogo commenced a work-over program by adding perforations in the 7R reservoir in 91 previously drilled wells between 2019 and June 2022. Prior to initiating the 4-well pilot project the legacy wells were averaging 275 BOE/d. By December 2023, the total production increased to 1,022 BOE/d. Pogo’s management team has determined, and verified by Haas and Cobb Petroleum Consultants, LLC (“Cobb ”), that 115 proved well patterns, developed but non-producing, are scheduled to be brought into production between 2024 and 2027.

As of December 31, 2024, the estimated proved crude oil and natural gas reserves attributable to Pogo’s interests in its underlying acreage were 14,492 MBOE (97% oil and 3% natural gas), based on a reserve report prepared by Cobb , worldwide petroleum consultants. Of these reserves, approximately 28% were classified as proved developed producing (“PDP”) reserves, 42% were classified as proved developed non-producing (“PDNP”) reserves and 30% were classified as proved undeveloped (“PUD”) reserves. PUD reserves included in these estimates relate solely to wells that are not yet drilled nor were not yet producing in paying quantities as of December 31, 2024. Estimated proved reserves included in this section is presented on an actual basis, without giving pro forma effect to transactions completed after such dates.

Pogo believes its production and discretionary cash flows will grow significantly as Pogo completes its substantial PDNP inventory of 7R well patterns located on its gross 13,700 acreage. As of December 31, 2024, Pogo had production from 342 vertical wells, and it has identified 127 additional PDNP well patterns based on its assessment of current geological, engineering and land data. As of December 31, 2024, Pogo has identified 43 PUD well patterns based on its assessment of current geological, engineering and land data

Pogo’s working interest development strategy anticipates shifting any drilling activity associated with its PUD reserves following Pogo’s completion of its PDNP reserves. The work-over costs attributable to adding perforations in wells previously drilled and completed is significantly less than drilling new wells. As of December 31, 2024, Pogo’s leasehold position has 25.7 wells per square mile. Pogo expects to see increases in its production, revenue and discretionary cash flows from the development of 115 well patterns in the 7R reservoir. Pogo believes its current leasehold working interests provide the potential for significant long-term organic revenue growth as Pogo develops its PDNP reserves to increase crude oil and natural gas production.

Business Strategies

The Company’s primary business objective is to generate discretionary cash flow by maintaining its strong cash flow from the PDP reserves and increasing cash flow by developing predictable, low cost PDNP reserves in its Permian Basin asset. The Company intends to accomplish this objective by executing the following strategies:

Generate strong cash flow supported by means of disciplined development of its PDNP Reserves. As the sole working interest owner, the Company benefits from the continued organic development of its acreage in the Permian Basin. As of December 31, 2024, EON, in conjunction with Cobb, a third-party engineering consulting firm, has confirmed that EON has 127, low cost, well patterns to be developed during 2025 to 2028. The total costs to complete these 127 well patterns have been predetermined by historical analysis. The estimated cost to complete each PDNP pattern is $339,252 and the estimated cost to complete each PUD pattern is $1,187,698. A single well pattern consists of one each producing well with its corresponding or dedicated water injection wells, with each injection well situated on four sides of the producing well. Water injection wells are necessary to maintain reservoir pressure in its original state and to move the oil in place toward the producing well. Pressure maintenance helps ensure maximum oil and gas recovery. Without pressure maintenance, oil recoveries from a producing oil reservoir generally do not exceed 10% of the original oil in place (“OOIP”). With pressure maintenance by re-injecting produced water into the oil reservoir, then Pogo expects to see ultimate oil recoveries 25% or greater of the OOIP. Offsetting oil wells on its leasehold also take advantage of the water injected into the oil reservoir, and is able to convert a high percentage of its revenue to discretionary cash flow. Because Pogo owns 100% working interests it incurs 100% of the monthly leasehold operating costs for the production of crude oil and natural gas or capital costs for the drilling and completion of wells on its acreage. Because these wells are shallow oil producers, with vertical depths between 1500 ft and 4000 ft, the monthly operating expenses are relatively low.

Focus primarily on the Permian Basin. All of the Company’s working interests are currently located in the Permian Basin, one of the most prolific oil and gas basins in the United States. Pogo believes the Permian Basin provides an attractive combination of highly-economic and oil-weighted geologic and reservoir properties, opportunities for development with significant inventory of drilling locations and zones to be delineated our top-tier management team.

●	Business Relations. Leverage expertise and relationships to continue acquiring Permian Basin targets with high working interests in actively producing oil fields from top-tier E&P operators, with predictable, stable cash flow, and with significant growth potential. the Company has a history of evaluating, pursuing and consummating acquisitions of crude oil and natural gas targets in the Permian Basin and other oil producing basins. the Company’s management team intends to continue to apply this experience in a disciplined manner when identifying and acquiring working interests. The Company believes that the current market environment is favorable for oil and gas acquisitions in the Permian Basin and other oil generating basins. Numerous asset packages from sellers presents attractive opportunities for assets that meet the Company’s target investment criteria. With sellers seeking to monetize their investments, Pogo intends to continue to acquire working interests that have substantial resource potential in the Permian Basin. Pogo expects to focus on acquisitions that complement its current footprint in the Permian Basin while targeting working interests underlying large scale, contiguous acreage positions that have a history of predictable, stable oil and gas production rates, and with attractive growth potential. Furthermore, the Company seeks to maximize its return on capital by targeting acquisitions that meet the following criteria:

●	sufficient visibility to production growth;

●	attractive economics;

●	de-risked geology supported by stable production;

●	targets from top-tier E&P operators; and

●	a geographic footprint that Pogo believes is complementary to its current Permian Basin asset and maximizes its potential for upside reserve and production growth.

Maintain conservative and flexible capital structure to support the Company’s business and facilitate long-term operations. The Company is committed to maintaining a conservative capital structure that will afford it the financial flexibility to execute its business strategies on an ongoing basis. Pogo believes that internally generated cash flows from its working interests and operations, available borrowing capacity under its revolving credit facility, and access to capital markets will provide it with sufficient liquidity and financial flexibility to continue to acquire attractive targets with high working interests that will position it to grow its cash flows in order to distributed to its shareholders as dividends and/or reinvested to further expand its base of cash flow generating assets. Pogo intends to maintain a conservative leverage profile and utilize a mix of cash flows from operations and issuance of debt and equity securities to finance future acquisitions.

Competitive Strengths

The Company believes that the following competitive strengths will allow it to successfully execute its business strategies and achieve its primary business objective:

●	Permian Basin focused public company positioned as a preferred buyer in the basin. The Company believes that its focus on the Permian Basin will position it as a preferred buyer of Permian Basin working interests in known producing oil and gas fields. As of December 31, 2024, 100% of its current leasehold is located in an area with proven results from multiple stacked productive zones. The Company’s properties in the Permian Basin are high-quality, high-margin, and oil weighted, and the Company believes we will be viewed favorably by the investment community as compared to equity consideration diluted by lower quality assets located in less prolific basins. Pogo targets acquisitions of operated properties with high working interest percentages that are relatively undeveloped in the Permian Basin, and it believes the organic development of its acreage will result in substantial production growth regardless of acquisition activity.

●	Favorable and stable operating environment in the Permian Basin. With over 400,000 wells drilled in the Permian Basin since 1900, the region features a reliable and predictable geological and regulatory environment, according to Enverus. The Company believes that the impact of new technology, combined with the substantial geological information available about the Permian Basin, also reduces the risk of development and exploration activities as compared to other, emerging hydrocarbon basins. As of December 31, 2024, 100% of the Company’s acreage was located in New Mexico and does not require federal approval to develop its 115 well patterns classified as PDNP reserves and does not have impediments in order to deliver Pogo’s production to market.

●	Experienced team with an extensive track record. the Company’s team has deep industry experience focused on development in the Permian Basin as well as other significant oil producing regions and has a track record of identifying acquisition targets, negotiating agreements, and successfully consummating acquisitions, and operating the acquired target using industry standards. Pogo plans to continue to evaluate and pursue acquisitions of all sizes. Pogo expects to benefit from the industry relationships fostered by its management team’s decades of experience in the oil and natural gas industry with a focus on the Permian Basin, in addition to leveraging its relationships with many E & P company executives.

●	Development potential of the properties underlying the Company’s Permian Basin working interests. The Company’s assets consist of 100% working interests in a gross 13,700 acres located in the Northwest Shelf of the Permian Basin. The Company expects production from its working interest ownership to increase its oil and gas production by 1,358 BOE/d as it develops its PDNP reserves after completing 115 well patterns. The Company believes its assets in the Permian Basin is in an earlier to mid-stage of development and that the average number of producing wells per section in its 13,700-acre leasehold will increase as Pogo continues to add PUD well patterns, which would allow the Company to achieve higher realized cash flows to distributed to its shareholders as dividends and/or reinvested to further expand its base of cash flow generating assets. The Company believes that once it completes its PDNP and PUD program as detailed in the Cobb reserve report, The Company expects its BOE/d will increase to 2,853 BOE/d combined with PDP.

Crude Oil and Natural Gas Data

In this report, we include estimates of reserves associated with the assets located in New Mexico as of December 31, 2024 and 2023. Such reserve estimates are based on evaluations prepared by the independent petroleum engineering firm of Cobb, in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. The December 31, 2024 and 2023 reserve reports include the total interests of Pogo Resources, LLC, including the 10% overriding royalty interest not acquired in the Purchase, and the reserve report as of December 31, 2024 is included in this filing. As such, the estimates of proved oil and gas and discounted future net cash flows include the total interests of Pogo Resources, LLC.

Cobb is an independent consulting firm founded in 1983. Its compensation is not contingent on the results obtained or reported. Frank J. Marek, a Registered Texas Professional Engineer and a senior technical advisor of Cobb, is primarily responsible for overseeing the preparation of the reserve report. His professional qualifications meet or exceed the qualifications of reserve estimators set forth in the “Standards Pertaining to Estimation and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers. His qualifications include: Bachelor of Science degree in Petroleum Engineering from Texas A&M University 1977; member of the Society of Petroleum Engineers; member of the Society of Petroleum Evaluation Engineers; and 40 years of experience in estimating and evaluating reserve information and estimating and evaluating reserves; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

Preparation of Reserve Estimates

Our reserve estimates as of December 31, 2024 and 2023 included in this report is included are based on evaluations prepared by the independent petroleum engineering firm of Cobb Petroleum Consultants, LLC in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. The December 31, 2024 and 2023 reserve reports include the total interests of Pogo Resources, LLC, including the 10% overriding royalty interest not acquired in the Purchase, and the reserve report as of December 31, 2024 is included in this filing. As such, the estimates of proved oil and gas and discounted future net cash flows include the total interests of Pogo Resources, LLC.

We selected Cobb as its independent reserve engineer for its historical experience and geographic expertise in engineering similar resources.

In accordance with rules and regulations of the SEC applicable to companies involved in crude oil and natural gas producing activities, proved reserves are those quantities of crude oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” means deterministically, the quantities of crude oil and/or natural gas are much more likely to be achieved than not, and probabilistically, there should be at least a 90% probability of recovering volumes equal to or exceeding the estimate. All of our proved reserves were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable crude oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (i) production performance-based methods, (ii) material balance-based methods; (iii) volumetric-based methods and (iv) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed producing wells were estimated using production performance methods. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using a pattern simulation model.

To estimate economically recoverable proved reserves and related future net cash flows, EON considered many factors and assumptions, including the use of reservoir parameters derived from geological and engineering data that cannot be measured directly, economic criteria based on current costs and the SEC pricing requirements and forecasts of future production rates.

Under SEC rules, reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. To establish reasonable certainty with respect to EON’s estimated proved reserves, the technologies and economic data used in the estimation of its proved reserves have been demonstrated to yield results with consistency and repeatability, and include production and well test data, downhole completion information, geologic data, electrical logs, radioactivity logs, core data, and historical well cost and operating expense data.

Internal Controls

Our internal staff of petroleum engineers and geoscience professionals work closely with its independent reserve engineer to ensure the integrity, accuracy and timeliness of data furnished to such independent reserve engineer in their preparation of reserve estimates. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. See “Risk Factors Related to Our Business” appearing elsewhere in this report. Our engineering group is responsible for the internal review of reserve estimates.

No portion of EON’s engineering group’s compensation is directly dependent on the quantity of reserves booked. The engineering group reviews the estimates with the third-party petroleum consultant, Cobb , an independent petroleum engineering firm.

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

The reconciliation of PV-10 and PV-10 after ARO to the standardized measure of discounted future net cash flows relating to our estimated proved oil and natural gas reserves is as follows (in thousands):

	December 31, 2024	December 31, 2023
Present value of estimated future net revenues (PV-10)	$207,666	$280,791
Present value of estimated ARO, discounted at 10%	(404)	(173)
Standardized measure	$207,262	$280,618

Summary of Reserves

The following table presents EON’s estimated proved reserves as of December 31, 2024 and 2023. The reserve report include the total interests of Pogo Resources, LLC, including the 10% overriding royalty interest not acquired in the Purchase, and the December 31, 2024 reserve report is included in this filing as an exhibit. As such, the estimates of proved oil and gas and discounted future net cash flows include the total interests of Pogo Resources, LLC. The reserve estimates presented in the table below are based on reports prepared by Cobb, EON’s independent petroleum engineers, which reports were prepared in accordance with current SEC rules and regulations regarding oil and natural gas reserve reporting:

	December 31, 2024(1)	December 31, 2023(2)
Estimated proved developed producing reserves:
Crude Oil (MBbls)	3,870	4,002
Natural Gas (MMcf)	931	1,149
NGLs (MBbls)	-	-
Total (MBOE)	4,025	4,194

Estimated proved non-producing reserves:
Crude Oil (MBbls)	5,933	7,275
Natural Gas (MMcf)	1,125	1,526
NGLs (MBbls)	-	-
Total (MBOE)	6,120	7,529

Estimated proved undeveloped reserves:
Crude Oil (MBbls)	4,215	4,137
Natural Gas (MMcf)	784	850
NGLs (MBbls)	-	-
Total (MBOE)	4,346	4,279

Estimated proved reserves:
Crude Oil (MBbls)	14,018	15,414
Natural Gas (MMcf)	2,840	3,525
NGLs (MBbls)	-	-
Total (MBOE)	14,491	16,002

(1)	EON’s estimated proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For crude oil volumes, the average WTI posted price of $75.48 per Bbl as of December 31, 2024, was adjusted for quality, transportation fees and a regional price differential. For natural gas volumes, the average Henry Hub spot price of $2.13 per MMBtu as of December 31, 2024, was adjusted for energy content, transportation fees and a regional price differential. The average adjusted product prices weighted by production over the remaining lives of the proved properties are $77.10 per Bbl of crude oil and $1.62 per Mcf of natural gas as of December 31, 2024.

(2)	EON’s estimated proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For crude oil volumes, the average WTI posted price of $71.89 per Bbl as of December 31, 2023, was adjusted for quality, transportation fees and a regional price differential. For natural gas volumes, the average Henry Hub spot price of $2.52 per MMBtu as of December 31, 2023, was adjusted for energy content, transportation fees and a regional price differential. The average adjusted product prices weighted by production over the remaining lives of the proved properties are $78.40 per Bbl of crude oil and $2.38 per Mcf of natural gas as of December 31, 2023.

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

PUDs

As of December 31, 2024, EON estimated its PUD reserves to be 4,215 MBbls of crude oil and 784 MMcf of natural gas for a total of 4,346 MBOE. As of December 31, 2023, EON estimated its PUD reserves to be 4,137 MBbls of crude oil and 850 MMcf of natural gas for a total of 4,279 MBOE. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

The following table summarizes EON’s changes in PUD reserves during the year ended December 31, 2023 (in MBOE):

Proved Undeveloped Reserves (MBOE)
Balance, December 31, 2022	4,730
Acquisitions of Reserves	0
Extensions and Discoveries	0
Revisions of Previous Estimates	(451)
Transfers to Estimated Proved Developed	0
Balance, December 31, 2023	4,279

The following table summarizes EON’s changes in PUD reserves during the year ended December 31, 2024 (in MBOE):

Proved Undeveloped Reserves (MBOE)
Balance, December 31, 2023	4,279
Acquisitions of Reserves	0
Extensions and Discoveries	0
Revisions of Previous Estimates	147
Transfers to Estimated Proved Developed	0
Balance, December 31, 2024	4,346

Changes in EON’s PUD reserves that occurred during the year ended December 31, 2024 and 2023 were primarily due to increased operating costs.

EON has not made any capital expenditures in order to convert its existing PUDs because EON has been allocating its capital resources to convert PDNP reserves to PDP reserves and not to convert its PUD reserves to PDNP or PDP reserves.

EON’s PUD reserves at December 31, 2024 and 2023 are based on a development plan instituted by our management. All of such reserves are scheduled to be developed within five years from the date such locations were initially disclosed as PUD reserves. Our development plan is prepared annually by management and approved by the Board of Directors. Our PUD reserves only represent reserves that are scheduled, based on such plan, to be developed within five years from the date such locations were initially disclosed as PUDs. At December 31, 2024, we estimate that our future development costs relating to the development of PUD reserves are $0 in 2025, $15.7 million in 2026, $46.1 million in 2027 and $32.3 million in 2028. Under our development plan, our existing PUDs are expected to be converted to PDP reserves by 2028.

Crude Oil and Natural Gas Production Prices and Costs

Production and Price History

The following table sets forth information regarding net production of crude oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Production data:
Crude Oil (MBbls)	256	349
Natural Gas (MMcf)	213	355
NGLs (MBbls)	0	0
Total (MBOE)	291	373

Average realized prices:
Crude Oil (per Bbl)	$75.52	$72.69
Natural Gas (per Mcf)	$2.27	$2.48
NGLs (per Bbl)	$0.00	$0.00
Total (per BOE)(1)	$67.96	$64.31

Average cost (per BOE):
Lease Operating Expenses	$29.59	$24.86
Production and ad valorem taxes	$5.89	$5.74

(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per Bbl of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between crude oil and natural gas.

Productive Wells

Productive wells located on our leasehold consist of producing vertical wells that are capable of producing oil and gas in paying quantities and are not dry wells. As of December 31, 2024, we owned working interests in 342 producing wells, 207 water injectors, and one water source well, all located on its 13,700 gross acre leasehold. Only one well owned by the Company is approved to be plugged and abandoned.

Pogo is not aware of any dry holes drilled on the acreage underlying its working interest during the relevant periods.

The following table sets forth the total number of gross and net productive wells, all of which are oil wells.

	As of December 31, 2024
	Gross	Net
Productive	342	342
Dry holes	—	—
Total	342	342

Drilling and other exploration and development activities

For the years ended 2024 and 2023, we did not drill any new wells.

As of December 31, 2024, there were no wells being completed or waiting on completion. Furthermore, we were not installing any waterfloods or pressure maintenance systems or engaging in any other development activity as of such date.

Acreage and Ownership

The following figures sets forth information relating to our acreage for its working interests as of December 31, 2024:

We own 100% working interests that is subject to a 26% weighted average net royalty interest across its 13,700 gross acres as of December 31, 2024. For information regarding the impact of lease expirations on our interests, please see “Risks Related to Our Business.” All of our 13,700 acres are held by production and or not under any mandatory lease expiration.

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

Leasehold acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which we owned an interest as of December 31, 2024.

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Total	13,700	13,700	—	—

All leasehold acreage of Pogo is considered to be “Developed Acres” because completed producing wells or wells capable of producing in economic quantities are located throughout the entirety of the acreage such that the acreage allocated to such wells for production on a spacing, allocated, unitized or pooled basis comprise the entire 13,700 acres leased by Pogo. The interests of Pogo in the oil, gas and other minerals in “Developed Acres” are, or may be, composed of one or multiple stratigraphic zones producing or capable of producing oil and gas in economic quantities.

The leasehold of Pogo has undergone development activities, including drilling, completion, and production operations in the Grayburg/San Andres zones (“legacy zones”) and/or the Seven Rivers waterflood zones. As a result, there are no remaining leasehold portions that require initial development. Pogo has identified new potential proved undeveloped reserves within the incremental waterflood zone of the Seven Rivers. Pogo intends to develop and produce the Seven Rivers zone comprised of approximately 1,677 acres underlying a portion of the Developed Acres including, without limitation, infield drilling or perforation and recompletion of existing wells.

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

Environmental Matters

Crude oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. These laws and regulations have the potential to impact production on the properties in which Pogo owns working interest, which could materially adversely affect its business and its prospects. Numerous federal, state and local governmental agencies, such as the EPA, issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing earthen pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from operations. The strict, joint and several liability nature of such laws and regulations could impose liability upon the Operator of record regardless of fault. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our business and prospects.

Non-Hazardous and Hazardous Waste

The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes and regulations promulgated thereunder, affect crude oil and natural gas exploration, development, and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. Although most wastes associated with the exploration, development and production of crude oil and natural gas are exempt from regulation as hazardous wastes under RCRA, these wastes typically constitute nonhazardous solid wastes that are subject to less stringent requirements. From time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil and natural gas wastes. Moreover, it is possible that some wastes generated in connection with exploration and production of oil and gas that are currently classified as nonhazardous may, in the future, be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly management and disposal requirements. On May 4, 2016, a coalition of environmental groups filed a lawsuit against EPA in the U.S. District Court for the District of Columbia for failing to update its RCRA Subtitle D criteria regulations governing the disposal of certain crude oil and natural gas drilling wastes. In December 2016, EPA and the environmental groups entered into a consent decree to address EPA’s alleged failure. In response to the consent decree, in April 2019, the EPA signed a determination that revision of the regulations is not necessary at this time. However, any changes in the laws and regulations could have a material adverse effect on the Operator of record (Pogo) of its properties’ capital expenditures and operating expenses, which in turn could affect production from the acreage underlying our working interests and adversely affect our business and prospects.

Remediation

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and analogous state laws generally impose strict, joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Under CERCLA and comparable state statutes, persons deemed “responsible parties” may be subject to strict, joint and several liability for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In addition, the risk of accidental spills or releases could expose Pogo’s working interests underlying its leasehold acreage to significant liabilities that could have a material adverse effect on the operators’ businesses, financial condition and results of operations. Liability for any contamination under these laws could require us to make significant expenditures to investigate and remediate such contamination or attain and maintain compliance with such laws and may otherwise have a material adverse effect on their results of operations, competitive position or financial condition.

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

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of crude oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce Pogo’s interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of crude oil and natural gas that the Pogo’s properties can produce from Pogo’s wells or limit the number of wells or the locations at which can be drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of crude oil and natural gas within its jurisdiction. States do not regulate wellhead prices or engage in other similar direct regulation, but Pogo cannot assure you that they will not do so in the future. The effect of such future regulations may be to limit the amounts of crude oil and natural gas that may be produced from our wells, negatively affect the economics of production from these wells or to limit the number of locations operators can drill.

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

Historically, the natural gas industry was more heavily regulated; therefore, we cannot guarantee that the regulatory approach currently pursued by FERC and the U.S. Congress will continue indefinitely into the future nor can we determine what effect, if any, future regulatory changes might have on its natural gas related activities.

Crude Oil Sales and Transportation

Crude oil sales are affected by the availability, terms and cost of transportation. The transportation of crude oil in common carrier pipelines is also subject to rate regulation. FERC regulates interstate crude oil pipeline transportation rates under the Interstate Commerce Act and intrastate crude oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate crude oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate crude oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of crude oil transportation rates will not affect its operations in any materially different way than such regulation will affect the operations of its competitors.

Further, interstate and intrastate common carrier crude oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When crude oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, Pogo believes that access to crude oil pipeline transportation services of Pogo’s properties will not materially differ from our competitors’ access to crude oil pipeline transportation services.

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

Competition

The crude oil and natural gas business is highly competitive; we primarily competes with companies for the acquisition of targets with high percentage of working interests underlying crude oil and natural gas leases. Many of our competitors not only own and acquire working interests but also explore for and produce crude oil and natural gas and, in some cases, carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. By engaging in such other activities, our competitors may be able to develop or obtain information that is superior to the information that is available to us. In addition, certain of our competitors may possess financial or other resources substantially larger than Pogo possesses. Our ability to acquire additional working interests and properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

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

Seasonality of Business

Weather conditions affect the demand for, and prices of, natural gas and can also delay drilling activities, disrupting Pour overall business plans. Additionally, Pogo’s properties are located in areas adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice or rain, Pogo may be unable to move their equipment between locations, thereby reducing its ability to operate Pogo’s wells, reducing the amount of crude oil and natural gas produced from the wells on Pogo’s properties during such times. Additionally, extended drought conditions in the areas in which Pogo’s properties are located could impact its ability to source sufficient water or increase the cost for such water. Furthermore, demand for natural gas is typically higher during the winter, resulting in higher natural gas prices for Pogo’s natural gas production during its first and fourth quarters. Certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions can limit drilling and producing activities and other crude oil and natural gas operations in Pogo’s operating areas. Due to these seasonal fluctuations, our results of operations for individual quarterly periods may not be indicative of the results that it may realize on an annual basis.

Employees and Human Working Capital

We have salaried and regular pay employees in the field as well as management at our corporate offices. As of December 31, 2024, we employed 7 full-time salaried and regular pay field individuals under no ongoing employment contracts who provided direct support to Pogo’s operations. As of December 31, 2024, we employed 5 full-time salaried employees at our corporate offices, 5 of which have ongoing employment contracts. None of these employees are covered by collective bargaining agreements.

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

Facilities

We currently maintain our executive offices at 3730 Kirby Drive, Suite 1200, Houston, Texas 77098. We recently leased a space at 10810 Old Katy Rd, Katy, TX 77494 just beyond the Houston city limits for our engineering and geological center. The cost for the two spaces combined is approximately $3,000 per month. We consider our current office space adequate for our current operations.

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

Risks Related to Our Business

There is substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2024, we had $2,971,558 in cash and a working capital deficit of $31,231,674. Further, we had positive cash flow from operations of $3,700,686 for the year ended December 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock through the Common Stock Purchase Agreement with White Lion, which can fund our operations and production growth, and be used to reduce our liabilities. While management believes that its plans and the overall outlook of the oil and gas industry sufficiently alleviate the factors raising substantial doubt about its ability to continue as a going concern, there can be no assurance of success.

Our producing properties are located in the Permian Basin, making it vulnerable to risks associated with operating in a single geographic area.

All of our producing properties are currently geographically concentrated in the Permian Basin. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of the processing or transportation of crude oil and natural gas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic crude oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of Pogo’s portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on its results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

As a result of our exclusive focus on the Permian Basin, it may be less competitive than other companies in bidding to acquire assets that include properties both within and outside of that basin. Although we are currently focused on the Permian Basin, it may from time to time evaluate and consummate the acquisition of asset packages that include ancillary properties outside of that basin, which may result in the dilution of its geographic focus.

Title to the properties in which we have an interest may be impaired by title defects.

Pogo is not required to, and under certain circumstances it may elect not to, incur the expense of retaining lawyers to examine the title to its operating interests. In such cases, we would rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before acquiring an operating interest. The existence of a material title deficiency can render an interest worthless and can materially adversely affect our results of operations, financial condition and cash flows. No assurance can be given that Pogo will not suffer a monetary loss from title defects or title failure. Additionally, undeveloped acreage has a greater risk of title defects than developed acreage. If there are any title defects in properties in which we holds an interest, it may suffer a financial loss.

We depends on various services for the development and production activities on the properties it operates. Substantially all our revenue is derived from these producing properties. A reduction in the expected number of wells to be developed on Pogo’s acreage by or the failure of EON to develop and operate the wells on its acreage could have an adverse effect on its results of operations and cash flows adequately and efficiently.

Our assets consist primarily of operating interests. The failure of the Company to perform operations adequately or efficiently or to act in ways that are not in our best interests could reduce production and revenues. Additionally, certain investors have requested that operators adopt initiatives to return capital to investors, which could also reduce the capital available to us for investment in development and production activities. Moreover, should a low commodity price environment incur, we may also opt to reduce development activity that could further reduce production and revenues.

If production on our acreage decreases due to decreased development activities, because of a low commodity price environment, limited availability of development capital, production-related difficulties or otherwise, our results of operations may be adversely affected. Pogo is not obligated to undertake any development activities other than those required to maintain their leases on our acreage. In the absence of a specific contractual obligation, any development and production activities will be subject to their reasonable discretion (subject to certain implied obligations to develop imposed by the laws of some states). Pogo could determine to develop wells on our acreage than is currently expected. The success and timing of development activities on our properties, depends on a number of factors that are largely outside of our control, including:

●	the capital costs required for development activities on Pogo’s acreage, which could be significantly more than anticipated;

●	the ability to access capital;

●	prevailing commodity prices;

●	the availability of suitable equipment, production and transportation infrastructure and qualified operating personnel;

●	the availability of storage for hydrocarbons, expertise, operating efficiency and financial resources;

●	Pogo’s expected return on investment in wells developed on Pogo’s acreage as compared to opportunities in other areas;

●	the selection of technology;

●	the selection of counterparties for the marketing and sale of production;

●	and the rate of production of the reserves.

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

Our future success depends on replacing reserves through acquisitions and the exploration and development activities.

Producing crude oil and natural gas wells are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future crude oil and natural gas reserves and our production thereof and our cash flows are highly dependent on the successful development and exploitation of our urrent reserves and its ability to successfully acquire additional reserves that are economically recoverable. Moreover, the production decline rates of our properties may be significantly higher than currently estimated if the wells on its properties do not produce as expected. We may also not be able to find, acquire or develop additional reserves to replace the current and future production of its properties at economically acceptable terms. If we are not able to replace or grow its oil and natural gas reserves, its business, financial condition and results of operations would be adversely affected.

Our failure to successfully identify, complete and integrate acquisitions of properties or businesses could materially and adversely affect its growth, results of operations and cash flows.

We depend, in part, on acquisitions to grow its reserves, production and cash flows. Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic data, and other information, the results of which are often inconclusive and subject to various interpretations. The successful acquisition of properties requires an assessment of several factors, including:

●	recoverable reserves;

●	future crude oil and natural gas prices and their applicable differentials;

●	development plans;

●	operating costs Pogo’s E&P operators would incur to develop and operate the properties;

●	and potential environmental and other liabilities that E&P operators may incur.

The accuracy of these assessments is inherently uncertain and we may not be able to identify attractive acquisition opportunities. In connection with these assessments, we perform a review of the subject properties that it believes to be generally consistent with industry practices, given the nature of its interests. Our review will not reveal all existing or potential problems, nor will it permit it to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections are often not performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. Even if we do identify attractive acquisition opportunities, it may not be able to complete the acquisition or do so on commercially acceptable terms. Unless we further develop our existing properties, we will depend on acquisitions to grow our reserves, production and cash flow.

There is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Additionally, acquisition opportunities vary over time. Our ability to complete acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Further, these acquisitions may be in geographic regions in which Pogo does not currently hold assets, which could result in unforeseen operating difficulties. In addition, if we acquire interests in new states, it may be subject to additional and unfamiliar legal and regulatory requirements. Compliance with regulatory requirements may impose substantial additional obligations on Pogo and its management, cause it to expend additional time and resources in compliance activities and increase its exposure to penalties or fines for non-compliance with such additional legal requirements. Further, the success of any completed acquisition will depend on Pourability to effectively integrate the acquired business into its existing business. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. In addition, potential future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions.

No assurance can be given that we will be able to identify suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. Our failure to achieve consolidation savings, to integrate the acquired assets into its existing operations successfully or to minimize any unforeseen difficulties could materially and adversely affect its financial condition, results of operations and cash flows. The inability to effectively manage these acquisitions could reduce Our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact its growth, results of operations and cash flows.

We may acquire properties that do not produce as projected, and it may be unable to determine reserve potential, identify liabilities associated with such properties or obtain protection from sellers against such liabilities.

Acquiring crude oil and natural gas properties requires us to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, we perform a review of the subject properties, but such a review will not necessarily reveal all existing or potential problems. In the course of due diligence, we may not inspect every well or pipeline. We cannot necessarily observe structural and environmental problems, such as pipe corrosion, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities created prior to its purchase of the property. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with its expectations.

Any acquisitions that Pogo completes will be subject to substantial risks.

Even if we makes acquisitions that we believes will increase its cash generated from operations, these acquisitions may nevertheless result in a decrease in its cash flows. Any acquisition involves potential risks, including, among other things:

●	the validity of our assumptions about estimated proved reserves, future production, prices, revenues, capital expenditures, the operating expenses and costs to develop the reserves;

●	a decrease in our liquidity by using a significant portion of our cash generated from operations or borrowing capacity to finance acquisitions;

●	a significant increase in our interest expense or financial leverage if we incur debt to finance acquisitions;

●	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which any indemnity it receives is inadequate;

●	mistaken assumptions about the overall cost of equity or debt;

●	Our ability to obtain satisfactory title to the assets it acquires;

●	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets;

●	and the occurrence of other significant changes, such as impairment of crude oil and natural gas properties, goodwill or other intangible assets, asset devaluation or restructuring charges.

Our identified development activities are susceptible to uncertainties that could materially alter the occurrence or timing of our development activities.

The ability of the Company to perform development activities depends on a number of uncertainties, including the availability of capital, construction of and limitations on access to infrastructure, inclement weather, regulatory changes and approvals, crude oil and natural gas prices, costs, development activity results and the availability of water. Further, any identified potential development activities are in various stages of evaluation, ranging from wells that are ready to be developed to wells that require substantial additional interpretation. The use of technologies and the study of producing fields in the same area will not enable we to know conclusively prior to development activities whether crude oil and natural gas will be present or, if present, whether crude oil and natural gas will be present in sufficient quantities to be economically viable. Even if enough crude oil or natural gas exist, we may damage the potentially productive hydrocarbon-bearing formation or experience mechanical difficulties while performing development activities, possibly resulting in a reduction in production from the well or abandonment of the well. If Pogo performs additional development activities on wells that do not respond or they produce at quantities less than desired these wells may materially harm our business.

There is no guarantee that the conclusions we draw from available data and other wells near the Pogo acreage will be applicable to our development activities. Further, initial production rates reported by us in the areas in which ours reserves are located may not be indicative of future or long-term production rates. Additionally, actual production from wells may be less than expected. For example, a number of E&P operators have recently announced that newer wells drilled close in proximity to already producing wells have produced less oil and gas than forecast. Because of these uncertainties, Pogo does not know if the potential development activities that have been identified will ever be able to produce crude oil and natural gas from these or any other potential development activities. As such, the actual development activities of Pogo may materially differ from those presently identified, which could adversely affect our business, results of operation and cash flows.

Acquisitions and development of our leases will require substantial capital, and our company may be unable to obtain needed capital or financing on satisfactory terms or at all.

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

In the future, Pogo may need capital more than the amounts it retains in its business or borrows under its revolving credit facility. The level of borrowing base available under our revolving credit facility is largely based on its estimated proved reserves and its lenders’ price decks and underwriting standards in the reserve-based lending space and may be reduced to the extent commodity prices decrease and cause underwriting standards to tighten or the lending syndication market is not sufficiently liquid to obtain lender commitments to a full borrowing base in an amount appropriate for our assets. Furthermore, Pogo cannot assure you that it will be able to access other external capital on terms favorable to it or at all. For example, a significant decline in prices for crude oil and broader economic turmoil may adversely impact our ability to secure financing in the capital markets on favorable terms. Additionally, our ability to secure financing or access the capital markets could be adversely affected if financial institutions and institutional lenders elect not to provide funding for fossil fuel energy companies in connection with the adoption of sustainable lending initiatives or are required to adopt policies that have the effect of reducing the funding available to the fossil fuel sector. If Pogo is unable to fund its capital requirements, Pogo may be unable to complete acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its results of operation and free cash flow.

Pogo is also dependent on the availability of external debt, equity financing sources and operating cash flows to maintain its development program. If those financing sources are not available on favorable terms or at all, then Pogo expects the development of its properties to be adversely affected. If the development of our properties is adversely affected, then revenues from our operations may decline. If we issue additional equity securities or securities convertible into equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our Class A Common Stock.

The widespread outbreak of an illness, pandemic (like COVID-19) or any other public health crisis may have material adverse effects on our business, financial position, results of operations and/or cash flows.

Pogo faces risks related to the outbreak of illnesses, pandemics and other public health crises that are outside of its control and could significantly disrupt its operations and adversely affect its financial condition. For example, the COVID-19 pandemic has caused a disruption to the oil and natural gas industry and to our business. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and gas, and created significant volatility and disruption of financial and commodity markets, but has been improving since 2020.

The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our operations, financial results and dividend policy will also depend on future developments, which are highly uncertain and cannot be predicted. These developments include, but are not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. While this matter may disrupt its operations in some way, the degree of the adverse financial impact cannot be reasonably estimated at this time.

Pogo currently plans to enter hedging arrangements with respect to the production of crude oil, and possibly natural gas which is a smaller portion of the reserves. Pogo will mitigate the exposure to the impact of decreases in the prices by establishing a hedging plan and structure that protects the earnings to a reasonable level, and the debt service requirements.

Pogo does currently plan to enter into hedging arrangements to establish, in advance, a price for the sale of the crude oil and possibly natural gas produced from its properties. The hedging plan and structure will be at a level to balance the debt service requirements and also allow Pogo to realize the benefit of any short-term increase in the price of crude oil and natural gas. A portion of the crude oil and natural gas produced from its properties will not be protected against decreases in the price of crude oil and natural gas, or prolonged periods of low commodity prices. Hedging arrangements may limit our ability to realize the benefit of rising prices and may result in hedging losses.

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

Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of its reserves.

It is not possible to measure underground accumulation of crude oil and natural gas in an exact way. Crude oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of crude oil and natural gas and assumptions concerning future crude oil and natural gas prices, production levels, ultimate recoveries and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may turn out to be incorrect. Estimates of our proved reserves and related valuations as of December 31, 2024 and December 31, 2023 were prepared by Cobb. Cobb conducted a detailed review of all of our properties for the period covered by its reserve report using information provided by Pogo. Over time, Pogo may make material changes to reserve estimates taking into account the results of actual drilling, testing and production and changes in prices. In addition, certain assumptions regarding future crude oil and natural gas prices, production levels and operating and development costs may prove incorrect. For example, due to the deterioration in commodity prices and operator activity in 2020 as a result of the COVID-19 pandemic and other factors, the commodity price assumptions used to calculate our reserves estimates declined, which in turn lowered its proved reserve estimates. A substantial portion of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of crude oil and natural gas that are ultimately recovered being different from its reserve estimates.

Furthermore, the present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of its estimated reserves. In accordance with rules established by the SEC and the Financial Accounting Standards Board (the “FASB”), Pogo bases the estimated discounted future net cash flows from its proved reserves on the twelve-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month, and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor Pogo uses when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with Pogo or the crude oil and natural gas industry in general.

Operating hazards and partially insured or uninsured risks may result in substantial losses to Pogo and any losses could adversely affect our results of operations and cash flows.

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

Loss of our information and computer systems, including as a result of cyber-attacks, could materially and adversely affect our business.

Pogo relies on electronic systems and networks to control and manage our respective businesses. If any of such programs or systems were to fail for any reason, including as a result of a cyber-attack, or create erroneous information in our hardware or software network infrastructure, possible consequences could be significant, including loss of communication links and inability to automatically process commercial transaction or engage in similar automated or computerized business activities. Although Pogo has multiple layers of security to mitigate risks of cyber-attacks, cyber-attacks on business have escalated in recent years. Moreover, Pogo is becoming increasingly dependent on digital technologies to conduct certain exploration, development, production and processing activities, including interpreting seismic data, managing drilling rigs, production activities and gathering systems, conducting reservoir modeling and estimating reserves. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. If Pogo becomes the target of cyber-attacks of information security breaches, their business operations may be substantially disrupted, which could have an adverse effect on our results of operations. In addition, our efforts to monitor, mitigate and manage these evolving risks may result in increased capital and operating costs, and there can be no assurance that such efforts will be sufficient to prevent attacks or breaches from occurring.

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist activities and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent Pogo from meeting its financial and other obligations. For example, on February 24, 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russia. To date, this conflict has resulted in a decreased supply of hydrocarbons which has resulted in higher commodity prices. The geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for crude oil and natural gas potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Crude oil and natural gas related facilities, including those of Pogo, could be direct targets of terrorist attacks, and, if infrastructure integral to Pogo is destroyed or damaged, they may experience a significant disruption in their operations. Any such disruption could materially adversely affect our financial condition, results of operations and cash flows. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

We believe Pogo currently has ineffective internal control over its financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. We identified a material weakness and believe that Pogo currently has ineffective internal control over financial reporting, primarily due to: not maintaining a sufficient complement of personnel to permit segregation of duties among personnel with access to our accounting and information systems controls, lacking proper review evidence of controls over the reserves report prepared by the reservoir engineer, and lacking the controls needed to ensure that the accounting for certain items is accurate and complete.

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

However, completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate and we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.

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

Increased costs of capital could adversely affect our business.

Our business and ability to raise capital and make acquisitions could be harmed by factors such as the availability, terms, and cost of capital, increases in interest rates or a reduction in our credit rating. Changes in any one or more of these factors could cause our cost of doing business to increase, limit its access to capital, limit its ability to pursue acquisition opportunities, and place it at a competitive disadvantage. A significant reduction in the availability of capital could materially and adversely affect our ability to achieve our planned growth and operating results.

For example, since March 2022, the Federal Reserve has raised its target range for the federal funds rate multiple times, and additional rate hikes may continue to occur. An increase in the interest rates associated with our floating rate debt would increase our debt service costs and affect our results of operations and cash flow available for payments of our debt obligations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

Pogo may be involved in legal proceedings that could result in substantial liabilities.

Like many crude oil and natural gas companies, Pogo may from time to time be involved in various legal and other proceedings, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters, in the ordinary course of its business. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on Pogo because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, operating results and financial condition. Accruals for such liability, penalties or sanctions may be insufficient. Judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

Risks Related to Our Industry

A substantial majority of our revenues from crude oil and gas producing activities are derived from its operating properties that are based on the price at which crude oil and natural gas produced from the acreage underlying its interests are sold. Prices of crude oil and natural gas are volatile due to factors beyond our control. A substantial or extended decline in commodity prices may adversely affect our business, financial condition, results of operations and cash flows.

Our revenues, operating results, discretionary cash flows, profitability, liquidity and the carrying value of its interests depend significantly upon the prevailing prices for crude oil and natural gas. Historically, crude oil and natural gas prices and their applicable basis differentials have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, including:

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements accurately. Lower commodity prices may reduce our operating margins, cash flow and borrowing ability. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to develop future reserves or make acquisitions could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved and reserve volumes due to economic limits. In addition, sustained periods with oil and natural gas prices at levels lower than current West Texas Intermediate (“WTI”) and Henry Hub strip prices may adversely affect our drilling economics, cash flow and our ability to raise capital, which may require us to re-evaluate and postpone or substantially restrict our development program, and result in the reduction of some of our proved undeveloped reserves and related PV-10.

Any substantial decline in the price of crude oil and natural gas, or prolonged period of low commodity prices will materially adversely affect our business, financial condition, results of operations and cash flows. In addition, lower crude oil and natural gas may reduce the amount of crude oil and natural gas that can be produced economically, which may reduce our willingness to develop its properties. This may result in Pogo having to make substantial downward adjustments to our estimated proved reserves, which could negatively impact its ability to fund its operations. If this occurs or if production estimates change or exploration or development results deteriorate, the successful efforts method of accounting principles may require Pogo to write down, as a non-cash charge to earnings, the carrying value of its crude oil and natural gas properties. Pogo could also determine during periods of low commodity prices to shut in or curtail production from wells on our properties. In addition, we could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, they may abandon any well if they reasonably believe that the well can no longer produce crude oil or natural gas in commercially paying quantities. Pogo may choose to use various derivative instruments in connection with anticipated crude oil and natural gas to minimize the impact of commodity price fluctuations. However, we cannot hedge the entire exposure of our operations from commodity price volatility. To the extent we does not hedge against commodity price volatility, or its hedges are not effective, our results of operations and financial position may be diminished.

If commodity prices decrease to a level such that our future undiscounted cash flows from its properties are less than their carrying value, Pogo may be required to take write-downs of the carrying values of its properties.

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

The unavailability, high cost or shortages of rigs, equipment, raw materials, supplies or personnel may restrict or result in increased costs to develop and operate our properties.

The crude oil and natural gas industry is cyclical, which can result in shortages of drilling/workover rigs, equipment, raw materials (particularly water and sand and other proppants), supplies and personnel. When shortages occur, the costs and delivery times of rigs, equipment and supplies increase and demand for, and wage rates of, qualified drilling/workover rig crews also rise with increases in demand. Pogo cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. In accordance with customary industry practice, Pogo relies on independent third-party service providers to provide many of the services and equipment necessary to drill new development wells. If Pogo is unable to secure a sufficient number of drilling/workover rigs at reasonable costs, our financial condition and results of operations could suffer. Shortages of drilling/workover rigs, equipment, raw materials, supplies, personnel, trucking services, tubulars, hydraulic fracturing and completion services and production equipment could delay or restrict our development operations, which in turn could have a material adverse effect on our financial condition, results of operations and cash flows.

The marketability of crude oil and natural gas production is dependent upon transportation and processing and refining facilities, which Pogo cannot control. Any limitation in the availability of those facilities could interfere with our ability to market its production and could harm our business.

The marketability of our production depends in part on the availability, proximity and capacity of pipelines, gathering lines, tanker trucks and other transportation methods, and processing and refining facilities owned by third parties. Pogo does not control these third-party facilities and our access to them may be limited or denied. Insufficient production from the wells on our acreage or a significant disruption in the availability of third-party transportation facilities or other production facilities could adversely impact our ability to deliver, to market or produce oil and natural gas and thereby cause a significant interruption in our operations. If we are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter production related difficulties, they may be required to shut in or curtail production. In addition, the amount of crude oil that can be produced and sold is subject to curtailment in certain other circumstances outside of our control, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on these systems, tanker truck availability and extreme weather conditions. Also, production from our wells may be insufficient to support the construction of pipeline facilities, and the shipment of our crude oil and natural gas on third-party pipelines may be curtailed or delayed if it does not meet the quality specifications of the pipeline owners. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, Pogo is provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or transportation, processing or refining-facility capacity, or an inability to obtain favorable terms for delivery of the crude oil and natural gas produced from our acreage, could reduce our ability to market the production from our properties and have a material adverse effect on our financial condition, results of operations and cash flows. our access to transportation options and the prices we receives can also be affected by federal and state regulation — including regulation of crude oil and natural gas production, transportation and pipeline safety — as well by general economic conditions and changes in supply and demand.

In addition, the third parties on whom Pogo relies for transportation services are subject to complex federal, state, tribal and local laws that could adversely affect the cost, manner or feasibility of conducting our business.

Drilling for and producing crude oil and natural gas are high-risk activities with many uncertainties that may materially adversely affect our business, financial condition, results of operations and cash flows.

The development drilling activities of our properties will be subject to many risks. For example, Pogo will not be able to assure you that wells drilled by the E&P operators of its properties will be productive. Drilling for crude oil and natural gas often involves unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient crude oil and natural gas to return a profit at then realized prices after deducting drilling, operating and other costs. The seismic data and other technologies used do not provide conclusive knowledge prior to drilling a well that crude oil and natural gas are present or that a well can be produced economically. The costs of exploration, exploitation and development activities are subject to numerous uncertainties beyond our control and increases in those costs can adversely affect the economics of a project. Further, our development drilling and producing operations may be curtailed, delayed, canceled or otherwise negatively impacted as a result of other factors, including:

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

Any of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and other regulatory penalties. In the event that planned operations, including the drilling of development wells, are delayed or cancelled, or existing wells or development wells have lower than anticipated production due to one or more of the factors above or for any other reason, our financial condition, results of operations and cash flows may be materially adversely affected.

Competition in the crude oil and natural gas industry is intense, which may adversely affect our ability to succeed.

The crude oil and natural gas industry is intensely competitive, and our properties compete with other companies that may have greater resources. Many of these companies explore for and produce crude oil and natural gas, carry on midstream and refining operations, and market petroleum and other products on a regional, national or worldwide basis. In addition, these companies may have a greater ability to continue exploration activities during periods of low crude oil and natural gas market prices. our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Pogo may have fewer financial and human resources than many companies in our industry and may be at a disadvantage in bidding producing crude oil and natural gas properties. Furthermore, the crude oil and natural gas industry has experienced recent consolidation among some operators, which has resulted in certain instances of combined companies with larger resources. Such combined companies may compete against Pogo and thus limit our ability to acquire additional properties and add reserves.

A deterioration in general economic, business, political or industry conditions would materially adversely affect our results of operations, financial condition and cash flows.

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

If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could further diminish, which could impact the price at which crude oil and natural gas from our properties are sold, affect the ability of the Company to continue operations and ultimately materially adversely impact our results of operations, financial condition and cash flows.

Conservation measures, technological advances and increasing attention to ESG matters could materially reduce demand for crude oil and natural gas, availability of capital and adversely affect our results of operations.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to crude oil and natural gas, technological advances in fuel economy and energy-generation devices could reduce demand for crude oil and natural gas. The impact of the changing demand for crude oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations and cash flows. It is also possible that the concerns about the production and use of fossil fuels will reduce the sources of financing available to Pogo. For example, certain segments of the investor community have developed negative sentiment towards investing in the oil and gas industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. In addition, some investors, including investment advisors and certain sovereign wealth, pension funds, university endowments and family foundations, have stated policies to divest from, or not provide funding to, the oil and gas sector based on their social and environmental considerations. Furthermore, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to environmental, social and governance (“ESG”) matters. Such ratings are used by some investors and other financial institutions to inform their investment, financing and voting decisions, and unfavorable ESG ratings may lead to increased negative sentiment toward oil and gas companies from such institutions. Additionally, the SEC proposed rules on climate change disclosure requirements for public companies which, if adopted as proposed, could result in substantial compliance costs. Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas and related infrastructure projects. Such developments, including environmental activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies, and also adversely affect our availability of capital.

Risks Related to Environmental and Regulatory Matters

Crude oil and natural gas operations are subject to various governmental laws and regulations. Compliance with these laws and regulations can be burdensome and expensive for Pogo, and failure to comply could result in Pogo incurring significant liabilities, either of which may impact its willingness to develop our interests.

Our activities on the properties in which Pogo holds interests are subject to various federal, state and local governmental regulations that may change from time to time in response to economic and political conditions. Matters subject to regulation include drilling operations, production and distribution activities, discharges or releases of pollutants or wastes, plugging and abandonment of wells, maintenance and decommissioning of other facilities, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity to conserve supplies of crude oil and natural gas. Further actions, including actions focused on addressing climate change, may negatively impact oil and gas operations and favor renewable energy projects in the United States, which may negatively impact the demand for oil and natural gas.

In addition, the production, handling, storage and transportation of crude oil and natural gas, as well as the remediation, emission and disposal of crude oil and natural gas wastes, by-products thereof and other substances and materials produced or used in connection with crude oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of worker health and safety, natural resources and the environment. Failure to comply with these laws and regulations may result in the assessment of sanctions on Pogo, including administrative, civil or criminal penalties, permit revocations, requirements for additional pollution controls and injunctions limiting or prohibiting some or all of our operations on our properties. Moreover, these laws and regulations have generally imposed increasingly strict requirements related to water use and disposal, air pollution control, species protection, and waste management, among other matters.

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

Pogo must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent our properties are shippers on interstate pipelines, they must comply with the tariffs of those pipelines and with federal policies related to the use of interstate capacity.

Pogo may be required to make significant expenditures to comply with the governmental laws and regulations described above and may be subject to potential fines and penalties if they are found to have violated these laws and regulations. Pogo believes the trend of more expansive and stricter environmental legislation and regulations will continue. The laws and regulations that affect Pogo could increase the operating costs of Pogo and delay production and may ultimately impact our ability and willingness to develop our properties.

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

Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations, including states in which our properties are located. For example, Texas, among others, has adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular.

Increased regulation and attention given to the hydraulic fracturing process, including the disposal of produced water gathered from drilling and production activities, could lead to greater opposition to, and litigation concerning, crude oil and natural gas production activities using hydraulic fracturing techniques in areas where Pogo owns properties. Additional legislation or regulation could also lead to operational delays or increased operating costs for Pogo in the production of crude oil and natural gas, including from the development of shale plays, or could make it more difficult for Pogo to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in our completion of new crude oil and natural gas wells and result in an associated decrease in the production attributable to our interests, which could have a material adverse effect on our business, financial condition and results of operations.

Legislation or regulatory initiatives intended to address seismic activity could restrict our development and production activities, as well as our ability to dispose of produced water gathered from such activities, which could have a material adverse effect on our future business, which in turn could have a material adverse effect on our business.

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

Restrictions on the ability of to obtain water may have an adverse effect on our financial condition, results of operations and cash flows.

Water is an essential component of crude oil and natural gas production during both the drilling and hydraulic fracturing processes. Over the past several years, parts of the country, and in particular Texas, have experienced extreme drought conditions. As a result of this severe drought, some local water districts have begun restricting the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supply. Such conditions may be exacerbated by climate change. If we are unable to obtain water to use in their operations from local sources, or if we are unable to effectively utilize flowback water, they may be unable to economically drill for or produce crude oil and natural gas from our properties, which could have an adverse effect on our financial condition, results of operations and cash flows.

Our operations are subject to a series of risks arising from climate change.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the Clean Air Act (the “CAA”), the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the U.S. Department of Transportation (the “DOT”), implementing GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In September 2020, the Trump Administration revised prior regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, subsequently, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. Additionally, in November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOO(b) new source and OOOO(c) first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Operators of affected facilities will have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirement, and reduction of emissions by 95% through capture and control systems. The EPA issued supplemental rules regarding methane emissions on December 6, 2022. The IRA established the Methane Emissions Reduction Program, which imposes a charge on methane emissions from certain petroleum and natural gas facilities, which may apply to our operations in the future and may require us to expend material sums. We cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a significant possibility.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, New Mexico has adopted regulations to restrict the venting or flaring of methane from both upstream and midstream operations. At the international level, the United Nations-sponsored “Paris Agreement” requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions every five years after 2020. President Biden recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, at the 26th Conference of the Parties to the United Nations Framework Convention on Climate Change (“COP26”) in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. However, in January 2025, President Trump withdrew from the Paris Agreement. The full impact of these actions cannot be predicted at this time.

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

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate the GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce the profitability of our interests. Additionally, political, litigation and financial risks may result in Pogo restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce the profitability of its interests. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.

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

Increased attention to ESG matters and conservation measures may adversely impact our business.

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, and increased investigations and litigation. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against Pogo. Additionally, the SEC proposed rules on climate change disclosure requirements for public companies which, if adopted as proposed, could result in substantial compliance costs. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of, or contribution to, the asserted damage, or to other mitigating factors.

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

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward Pogo and its industry and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital for potential growth projects.

Our results of operations may be materially impacted by efforts to transition to a lower-carbon economy.

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

Separately, banks and other financial institutions, including investors, may decide to adopt policies that restrict or prohibit investment in, or otherwise funding, Pogo based on climate change-related concerns, which could affect its or our access to capital for potential growth projects.

Approaches to climate change and transition to a lower-carbon economy, including government regulation, company policies, and consumer behavior, are continuously evolving. At this time, Pogo cannot predict how such approaches may develop or otherwise reasonably or reliably estimate their impact on its or its operators’ financial condition, results of operations and ability to compete. However, any long-term material adverse effect on the oil and gas industry may adversely affect our financial condition, results of operations and cash flows.

Additional restrictions on development activities intended to protect certain species of wildlife may adversely affect our ability to conduct development activities.

In the United States, the Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”). To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where Pogo operates, our ability to conduct or expand operations could be limited, or Pogo could be forced to incur additional material costs. Moreover, our development drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons. For example, in June 2021, the U.S. Fish & Wildlife Service (the “FWS”) proposed to list two distinct population sections (“DPS”) of the Lesser Prairie Chicken, including one in portions of the Permian Basin, under the ESA (the “southern DPS”). On November 25, 2022, the FWS finalized the proposed rule, listing the southern DPS of the Lesser Prairie-Chicken as endangered and the northern DPS of the Lesser Prairie-Chicken as threatened.

Recently, there have also been renewed calls to review protections currently in place for the dunes sagebrush lizard, whose habitat includes parts of the Permian Basin, and to reconsider listing the species under the ESA.

In addition, as a result of one or more settlements approved by the FWS, the agency was required to make a determination on the listing of numerous other species as endangered or threatened under the ESA by the end of the FWS’ 2017 fiscal year. The FWS did not meet that deadline, but continues to evaluate whether to take action with respect to those species. The designation of previously unidentified endangered or threatened species could cause our operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. The FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands.

Risks Related to Our Financial and Debt Arrangements

Restrictions in our current and future debt agreements and credit facilities could limit our growth and our ability to engage in certain activities.

EON (for purposes of the Loan Agreement, the “Borrower”), OpCo, SPAC Subsidiary, Pogo, and LH Operating, LLC (for purposes of the Loan Agreement, collectively, the “Guarantors” and together with the Borrower, the “Loan Parties”), and FIBT entered into a Senior Secured Term Loan Agreement on November 15, 2023 (the “Loan Agreement”), setting forth the terms of a senior secured term loan facility in an aggregate principal amount of $28 million (the “Term Loan”). On April 18, 2024, the Company and FIBT entered into a Second Amendment to Term Loan Agreement (the “Amendment”) effective as of March 31, 2024. Pursuant to the Amendment, the Term Loan Agreement was modified to provide that the Company must, on or before December 31, 2024, deposit funds in a Debt Service Reserve Account (as defined in the Loan Agreement) such that the balance of the account equals $5,000,000 and FIBT waived the provision that such amount had to be deposited within 60 days of the closing date of the Loan Agreement. In addition, the Amendment provides that, if at any time prior to December 31, 2024, the Company or any of its affiliates enter into a sale leaseback transaction with respect to any of its equipment, the Company will deposit an amount equal to the greater of (A) $500,000 or (B) 10% of the proceeds of such transaction into the Debt Service Reserve Account on the effective date of such sale and leaseback transaction.

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

Our results of operations are exposed to interest rate risk associated with borrowings under the Term Loan Agreement, which bears interest at rates based on the Secured Overnight Financing Rate (“SOFR”) or an alternative floating interest rate benchmark. In response to inflation, the U.S. Federal Reserve increased interest rates multiple times in 2022 through 2024 and signaled that additional interest rate increases may be expected in 2025. Raising or lowering of interest rates by the U.S. Federal Reserve generally causes an increase or decrease, respectively, in SOFR and other floating interest rate benchmarks. As such, if interest rates increase, so will our interest costs. If interest rates continue to increase, it may have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Common Stock

Our stock price is volatile, which could result in substantial losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our Class A Common Stock may continue to change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A Common Stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our Class A Common Stock to fluctuate significantly include:

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

We have listed our Class A Common Stock and public warrants on the NYSE American. We cannot assure you that our securities will continue to be listed on the NYSE American in the future. In order to continue listing our securities on the NYSE American, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).

On April 17, 2024, we received a notice from the NYSE American that we were not in compliance with NYSE American listing standards as a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the SEC. On May 3, 2024, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and regained compliance with NYSE American rules. Although we believe that the failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 was primarily as a result of the additional time needed to account for the Purchase and we expect to file our required subsequent reports in a timely fashion, there can be no assurance that we will be able to timely file required reports or meet other continued listing requirements in the future. However, in determining whether to afford a company a cure period prior to commencing suspension or delisting procedures, the NYSE American analyzes all relevant facts including any past history of late filings, and thus the late filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 could be used as a factor by the NYSE American in any future decision to delist our securities from trading on its exchange.

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

We may redeem your public warrants prior to their exercise at a time that is disadvantageous to you, thereby making such warrants worthless. We have the ability to redeem outstanding public warrants at any prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of the shares of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which a notice of redemption is sent to the warrantholders. Please note that the closing price of our Class A Common Stock has not exceeded $18.00 per share for any of the 30 trading days prior to the date of this report. We will not redeem the warrants as described above unless a registration statement under the Securities Act covering the shares of the Class A Common Stock issuable upon exercise of such warrants is effective and a current prospectus relating to shares of the Class A Common Stock is available throughout the 30-day redemption period. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force you (i) to exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your public warrants s at the then-current market price when you might otherwise wish to hold your public warrants, or (iii) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your public warrants.

The value received upon exercise of the public warrants (1) may be less than the value the holders would have received if they had exercised their public warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the public warrants. The fair value of the public warrants that may be retained by redeeming shareholders is $0.4 million based on recent trading prices, and 8,625,000 public warrants held by public shareholders.

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

Purchases made pursuant to our ELOC Purchase Agreement will be made at a discount to the volume weighted average price of Class A Common Stock, which may result in negative pressure on the stock price following the Closing of the Purchase.

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

We are obligated under the Common Stock Purchase Agreement and the White Lion RRA to maintain a registration statement with the SEC to register the Class A Common Stock under the Securities Act of 1933, as amended, for the resale by White Lion of shares of Class A Common Stock that we may issue to White Lion under the Common Stock Purchase Agreement. The purchase price to be paid by White Lion for any shares of Class A Common Stock will equal 96% of the lowest daily volume-weighted average price of Class A Common Stock during a period of two consecutive trading days following the applicable Notice Date.

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

It is not possible to predict the actual number of shares of Class A Common Stock, if any, we will sell under the ELOC Purchase Agreement with White Lion or the actual gross proceeds resulting from those sales.

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

The number of shares of Class A Common Stock ultimately offered for sale by White Lion is dependent upon the number of shares of Class A Common Stock, if any, we ultimately elect to sell to White Lion under the Common Stock Purchase Agreement. However, even if we elect to sell Class A Common Stock to White Lion pursuant to the Common Stock Purchase Agreement, White Lion may resell all, some or none of such shares at any time or from time to time in its sole discretion and at different prices. To date, the Company has issued 7,000,000 shares of common stock under the Common Stock Purchase Agreement.

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

We expect to grant equity awards to employees and directors under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may make or receive investments in companies, solutions or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional share capital may cause shareholders to experience significant dilution of their ownership interests and the per share value of our Class A Common Stock to decline. To date, the Company has issued 7,000,000 shares of common stock under the Common Stock Purchase Agreement

Investors who buy shares at different times will likely pay different prices than White Lion under the ELOC Purchase Agreement with them.

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

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Class A Common Stock and public warrants are currently listed on the NYSE American under the symbol “EONR” and “EONR.WS”, respectively. On March 31, 2025, the closing sale price of our Class A Common Stock was $0.48 per share.

(b) Holders

As of March 31, 2025, there were approximately 41 holders of record of our Class A Common Stock and there were no holders of record of our Class B Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our shares of Class A Common Stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

In October 2024, the Company issued 75,000 shares to a consultant for services, and 60,000 shares to a former employee. The Company also issued 150,000 shares to Rhône Merchant House, Ltd.

In October 2024, the Company issued an aggregate of 22,213 shares to three officers of the Company, 2,500 shares to a director of the Company, and 3,250 shares to an employee.

In December 2024, we issued 34,000 shares to four consultants for services.

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

Our average daily production for the year ended December 31, 2024, was 798 barrel of oil equivalent (“BOE”) per day, and for the year ended December 31, 2023, was 1,022 BOE per day. The decrease in production is due to an increase in well downtime, field conditions requiring certain enhancements, and the conveyance of the 10% Override royalty interest to Pogo Royalty.

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

The price at which our oil and natural gas production are sold typically reflects either a premium or discount to the New York Mercantile Exchange (“NYMEX”) benchmark price. Thus, our operating results are also affected by changes in the oil price differentials between the applicable benchmark and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the years ended December 31, 2024 and 2023, was $(1.03) and $(4.95) per barrel, respectively. Our natural gas price differential during the years ended December 31, 2024 and 2023, was $0.08 and $(0.06) per one thousand cubic feet (“Mcf”), respectively. Fluctuations in our price differentials and realizations are due to several factors such as gathering and transportation costs, takeaway capacity relative to production levels, regional storage capacity, gain/loss on derivative contracts and seasonal refinery maintenance temporarily depressing demand.

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

Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2024 and 2023.

	For the years ended December 31,
	2024	2023
Average NYMEX Prices (1)
Oil (per Bbl)	$76.55	$77.64
Natural gas (per Mcf)	$2.19	$2.54

(1)	Based on average NYMEX closing prices.

For the year ended December 31, 2024, the average NYMEX oil pricing was $76.55 per barrel of oil or 1% lower than the average NYMEX price per barrel for the year ended December 31, 2023. Our settled derivatives decreased our realized oil price per barrel by $1.91 and $3.63 in the years ended December 31, 2024, and 2023, respectively. Our average realized oil price per barrel after reflecting settled derivatives and location differentials was $73.61 for the year ended December 31, 2024 compared to $69.06 for the year ended December 31, 2023.

The average NYMEX natural gas pricing for the year ended December 31, 2024, was $2.19 per Mcf, or 14% lower than the average NYMEX price per Mcf for the year ended December 31, 2023.

Pogo Royalty Overriding Royalty Interest Transaction

Effective July 1, 2023, the Predecessor transferred to Pogo Royalty, a related party, an assigned and undivided overriding royalty interest (“ORRI”) equal in amount to ten percent (10%) of Pogo Resources, LLC’s and LH Operating, LLC’s interest all oil, gas and minerals in, under and produced from each lease. The consideration received for the 10% ORRI was $10. Thus, a loss of $816,011 was recorded as a result of the conveyance during the period from January 1, 2023 to November 14, 2023 of the Predecessor. Additionally, because of this transaction, our reserve balance was decreased as well our current net production volumes and revenues. Additional details are discussed in Note 1 and Note 13 of notes to the consolidated financial statements.

Results of Operations

For the year ended December 31, 2024, 86% and 14% of sales volumes from the assets were attributable to crude and natural gas, respectively. As of December 31, 2024, the company was continuing development of the Seven River waterflood interval. Further, as of December 31, 2024, the Company owned an interest in approximately 342 gross (342 net) producing wells.

The following table sets forth selected operating data for the periods indicated. Average sales prices are derived from accrued accounting data for the relevant period indicated.

	Successor	Successor	Predecessor
	For the year ended December 31, 2024	November 15, 2023 to December 31, 2023	January 1, 2023 to November 14, 2023

Revenues
Crude oil	$19,298,698	$2,513,197	$22,856,521
Natural gas and natural gas liquids	483,486	70,918	809,553
Gain (loss) on derivative instruments, net	(850,374)	340,808	51,957
Other revenue	487,109	50,738	520,451
Total revenues	19,418,919	2,975,661	24,238,482

Average sales prices:
Oil (per Bbl)	$75.52	$65.11	$73.58
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	(1.91)	(2.66)	0.17
Oil net of settled oil derivatives (per Bbl)	73.61	62.45	73.75

Natural gas (per Mcf)	2.27	2.41	2.48

Realized price on a BOE basis excluding settled commodity derivatives	67.96	59.40	64.84
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	(1.68)	(2.36)	(3.19)
Realized price on a BOE basis including settled commodity derivatives	$66.28	$57.04	$61.66

Expenses
Production taxes, transportation and processing	1,715,792	226,062	2,117,800
Lease operating	8,614,080	1,453,367	8,692,752
Depletion, depreciation and amortization	2,407,098	352,127	1,497,749
Accretion of asset retirement obligations	144,988	11,062	848,040
General and administrative	10,381,095	3,553,117	3,700,267
Acquisition costs	-	9,999,860	-
Total expenses	23,263,053	15,595,595	16,856,608

Costs and expenses (per BOE):
Production taxes, transportation, and processing	$5.89	$5.20	$5.80
Lease operating expenses	29.59	33.41	23.82
Depreciation, depletion, and amortization expense	8.27	8.09	4.10
Accretion of asset retirement obligations	0.50	0.25	2.32
General and administrative	35.66	81.67	10.14

Net producing wells at period-end	342	341	341

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes. For the year ended December 31, 2024, our oil and natural gas sales decreased 15% from the year ended December 31, 2023 on a combined Successor and Predecessor basis, driven by a 28% decrease in production volumes offset by a 6% increase in realized prices, excluding the effect of settled commodity derivatives. The higher average price in the year ended December 31, 2024 compared to the combined year 2023, was driven by higher average NYMEX oil and natural gas prices during the first nine months of the year. Realized production from oil and gas properties decreased due to an increase in well downtime.

Production for the comparable periods is set forth in the following table:

	For the year ended December 31,
	2024	2023
Production:
Oil (MBbl)	256	349
Natural gas (MMcf)	213	355
Total (MBOE)(1)	291	373

Average daily production:
Oil (Bbl)	700	957
Natural gas (Mcf)	585	974
Total (BOE)(1)	798	1,022

(1)	Natural gas is converted to BOE at the rate of one-barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Contracts

We enter into commodity derivatives instruments to manage the price risk attributable to future oil production.

We recorded a loss on derivative contracts of $850,374 for the year ended December 31, 2024 compared to a gain of $392,765 on a combined Successor and Predecessor basis for the year ended December 31, 2023. Lower commodity prices in 2024, resulted in realized losses of $489,084 for the year ended December 31, 2024 compared to realized losses of $1,266,277 on a combined Successor and Predecessor basis for the year ended December 31, 2023. For the year ended December 31, 2024, our average realized oil price per barrel after reflecting settled derivatives was $73.61, compared to $73.82 on a combined Successor and Predecessor basis for the year ended December 31, 2023.

As of December 31, 2024, we ended the period with a $106,397 net derivative asset compared to $467,687 as of December 31, 2023.

Other Revenue

Other revenue was $487,109 for the year ended December 31, 2024, compared to $571,189 on a combined Successor and Predecessor basis for the year ended December 31, 2023. The revenue is related to providing water services to a third party and the slight decrease is due to lower volumes in 2024 from supply line disruptions during the third quarter of 2024

Lease Operating Expenses

Lease operating expenses were $8,614,080 for the year ended December 31,2024, compared to $10,146,119 on a combined Successor and Predecessor basis for the year ended December 31, 2023. On a per unit basis, production expenses increased 19% from $27.20 per BOE for the combined Successor and Predecessor year ended December 31, 2023, to $29.59 per BOE for the year ended December 31, 2024, due to increases in proactive maintenance activities, higher labor costs, and increased oil field service and supplies costs. Additionally, because of the conveyance of the 10% ORRI in July 2023, the net production volumes decreased, which increases the “per BOE” amounts.

Production Taxes, Transportation and Processing

We pay production taxes, transportation and processing costs based on realized oil and natural gas sales. Production taxes, transportation and processing costs were $1,715,792 for the year ended December 31, 2024 compared to $2,343,862 on a combined Successor and Predecessor basis for the year ended December 31, 2023. As a percentage of oil and natural gas sales, these costs were 8.7% and 8.9% for the years ended December 31, 2024 and 2023 respectively. Production taxes, transportation, and processing as a percent of total oil and natural gas sales are consistent with historical trends.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $2,407,098 as of December 31, 2024, compared to $1,849,876 on a combined Successor and Predecessor basis for the year ended December 31, 2023. DD&A was $8.27 per BOE for the year ended December 31, 2024, compared to $4.53 per BOE on a combined Successor and Predecessor basis for the year ended December 31, 2023. The aggregate increase in DD&A expense for the year ended December 31, 2024 compared to 2023 was driven by a 48% increase in the DD&A rate per BOE, partially offset by a 28% decrease in production levels. The increase in the DD&A rate per BOE was driven by the increase in the oil and gas properties balance due to the development of the Seven Rivers waterflood interval and the decrease in the reserves balance due to the conveyance of the 10% overriding royalty interest to Royalty.

Accretion of Asset Retirement Obligations

Accretion expense was $144,988 as of December 31, 2024, compared to $859,102 on a combined Successor and Predecessor basis for the year ended December 31, 2023. Accretion expense was $0.50 per BOE for the year ended December 31, 2024, compared to $2.32 per BOE on a combined Successor and Predecessor basis for the year ended December 31, 2023. The aggregate decrease in accretion expense for the fiscal year ended December 31, 2024 compared to 2023 was driven by changes in certain assumptions, specifically the inflation factor and discount rate as a result of the acquisition date where we revised our estimates as part of its fair value estimates for the acquired business.

General and Administrative

General and administrative expenses were $10,381,095 as of December 31, 2024 compared to $7,253,384 on a combined Successor and Predecessor basis for the year ended December 31, 2023. The increase for general and administrative expenses is primarily due to increased cost of outsourced legal, professional, and accounting services as a result of the transaction disclosed in Note 1 in the notes to the consolidated financial statements and the costs of being a public company, and includes stock-based compensation expense of $2,778,991 for the year ended December 31, 2024. The general and administrative expense total of $3,553,117 for the period from November 15, 2023 to December 31, 2023 for the Successor includes $1,500,000 from the 138,122 shares of Class A common stock issued to White Lion for the commitment fee on the Common Stock Purchase Agreement, $910,565 in stock-based compensation to certain Founders under the Founder Pledge Agreement, and $135,400 in other stock-based compensation.

Acquisition costs

There were no acquisition costs as of December 31, 2024, compared to $9,999,860 during the Successor period from November 15, 2023 to December 31, 2023, and included an aggregate of $7,854,660 in costs related to the Forward Purchase Agreement and the Non-Redemption Agreements, due diligence and broker fees related to closing the Purchase.

Interest Expense and amortization of debt discount

Interest expense was $7,643,200 as of December 31, 2024, compared to $1,043,312 for the period from November 15, 2023 to December 31, 2023 (Successor), $1,834,208 for the period from January 1, 2023 to November 14, 2023 (Predecessor), The Successor period interest expense is driven by the Senior Secured Term loan entered into as part of the Closing, and the Private Notes Payable. The interest expense during the Predecessor period from January 1, 2023 to November 15, 2023 was primarily due to an increase in the average amount of the Predecessor’ revolving credit facility outstanding and an increase in the weighted average interest rate. The revolving credit facility was not assumed in the Acquisition.

Amortization of debt discount was $2,361,627 as of December 31, 2024 compared to $1,191,553 period from November 15, 2023 to December 31, 2023 (Successor), and attributable to deferred finance costs paid on the Senior Secured Term Loan, and discounts associated with the Private Notes Payable during 2023.

Change in fair value of forward purchase agreement

The change in fair value of forward purchase agreement consisted of a gain of $561,099 for the year ended December 31, 2024, for the Successor related to the inputs used in the Company’s fair value estimate of the FPA Put Option. The key inputs to the fair value estimate include the Company’s stock price, which declined during the Successor period, and the likelihood, timing and price of a potential dilutive offering.

Gain on extinguishment of liabilities

The Company recognized a gain on extinguishment of liabilities of $1,638,138 during the year ended December 31, 2024. In November 2024, the Company entered into a settlement agreement with the FPA Seller to fully release the Company from the terms of the FPA. We agreed to issue to the FPA Seller 450,000 restricted Class A Common shares which had a fair value of $450,000 based on the closing price of the Company’s common stock at the agreement date. The Company recognized a gain on settlement of the FPA liability of $82,998, which is included in Gain on Extinguishment of Liabilities on the Company’s consolidated statement of operations for the year ended December 31, 2024.

The Company also recognized a gain of $1,720,000 related to the settlement of royalties payable and other claims with the Sellers. The Company recognized a loss on extinguishment of accounts payable of $76,200, and recognized a loss of $88,660 related to the exchange of certain notes payable and warrant liabilities for convertible note agreements.

Change in fair value of warrant and convertible note liabilities

The change in fair value of warrant liabilities consisted of a loss of $804,004 as of December 31, 2024, compared to a gain of $187,704 for the period from November 15, 2023 to December 31, 2023 for the Successor related to fluctuations in the trading price of the Company’s warrants, a portion of which are accounted for as liabilities due to the redemption provisions in those issued to Private Note holders. The Company also recognized a loss of $192,744 from the change in fair value of its convertible note liabilities during the year ended December 31, 2024.

Loss on asset sales

Loss on asset sales was $816,011 on a combined Successor and Predecessor basis for the year ended December 31, 2023, compared to $0 for the year ended December 31, 2024. The decrease was due to the loss that was recognized as a result of the conveyance of the 10% overriding royalty interest to Pogo Royalty in July 2023.

Liquidity and Capital Resources

Liquidity

Our main sources of liquidity have been internally generated cash flows from operations, credit facility borrowings and equity line financing sales and issuances. Our primary use of capital has been for the development of oil and gas properties, payment to vendors, payment of debt obligations [and the return of initial invested capital to our founders]. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.

As of December 31, 2024, we had outstanding debt of $23,641,517 under our Senior Secured Term Loan, $15,000,000 under the Seller Promissory Note, $3,556,750 of outstanding private notes payable, and $948,982 from short term merchant loans. A total of $9,080,910 of this is due within one year. As of December 31, 2024, we had $2,971,558 of cash and cash equivalents on hand, of which approximately $2,600,000 is in an escrow account pursuant to the requirements of the Senior Secured Term Loan. At December 31, 2024 we had a working capital deficit of $31,213674. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company had positive cash flow from operations of $3,700,686 for the year ended December 31, 2024. Additionally, management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A common stock.

We have a three-year equity line (ELOC) Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund our operations and production growth, and be used to reduce liabilities. Through the date of this filing, we have received $6,992,906 in cash proceeds related to the sale of 7,000,000 shares of common stock under this agreement and expect to continue to utilize it to fund current operational needs. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline from expected levels.

Cash Flows

Sources and uses of cash for the years ended December 31, 2024, and 2023, are as follows:

	Successor		Predecessor
	Year Ended December 31, 2024	November 15, 2023 to December 31, 2023	January 1, 2023 to November 14, 2023

Net cash provided by operating activities	$3,700,686	$484,474	$8,190,563
Net cash (used in) provided by investing activities	(3,575,062)	18,296,176	(6,960,555)
Net cash used in financing activities	(659,520)	(17,866,128)	(3,000,000)
Net change in cash and cash equivalents	$(533,896)	$914,522	$(1,769,992)

Operating Activities

The decrease in net cash flow provided by operating activities for the year ended December 31, 2024, as compared to 2023 on a combined Successor and Predecessor basis is primarily due to increased net loss as a result of decreased prices and production volumes, and higher general and administrative costs associated with public filings.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was primarily due to the development of crude oil and gas properties. Net cash provided by investing activities in the Successor period from November 15, 2023 to December 31, 2023 was primarily due to Trust Account withdrawals associated with the Closing in November 2023 of $49,362,479, partially offset by the cash paid to the Sellers of EON of $30,827,804 at the Closing, net of cash acquired. Cash flows used in investing activities in the Predecessor period ending November 14, 2023 consisted of $6,769,557 of cash paid for oil and gas property costs, primarily due to significant expenditures in the previous year to upgrade certain wells and meet compliance requirements.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2024 was primarily due to repayments of long-term debt offset by the proceeds from the sale of common stock under the Common Stock Purchase Agreement. Net cash used by financing activities during the Successor period from November 15, 2023 to December 31, 2023 were primarily related to the redemptions of common stock of Public Shares at Closing of $44,737,839, partially offset by the net proceeds from the Senior Secured Term Loan of $27,191,008.

Off Balance Sheet Arrangements

As of December 31, 2024 and 202, the Company did not have any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (SEC).

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

Our proved reserve information included in this filing as of December 31, 2024 and 2023, was prepared by independent petroleum engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify, positively or negatively, material revisions to the estimate of proved reserves.

It should not be assumed that the standardized measure included as of December 31, 2024, is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the 2024 standardized measure on a twelve-month average of commodity prices on the first day of each month in 2024 and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See Note 13 of notes to the consolidated financial statements for additional information.

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

Litigation and Environmental Contingencies

We make judgments and estimates in recording liabilities for ongoing litigation and environmental remediation. Actual costs can vary from such estimates for a variety of reasons. The costs to settle litigation can vary from estimates based on differing interpretations of laws and opinions and assessments on the amount of damages. Similarly, environmental remediation liabilities are subject to change because of changes in laws and regulations, developing information relating to the extent and nature of site contamination and improvements in technology. A liability is recorded for these types of contingencies if we determine the loss to be both probable and reasonably estimable. See Note 10 of notes to the consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Controller (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon his evaluation, our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Controller (Principal Accounting Officer) concluded that, our disclosure controls and procedures were not effective related to the lack of sufficient accounting personnel to manage the Company’s financial accounting process, lack of segregation of duties, proper accounting for complex financial instruments and lack of design and implementation of controls related to oil and gas activities which combined constituted a material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024 due to the material weakness in our internal control over financial reporting described above.

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

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

David M. Smith, Esq. — Vice President, General Counsel and Secretary of the Company.  Mr. Smith has served as our General Counsel and Secretary since November 2023.  Mr. Smith is a licensed attorney in Texas with over 40 years’ experience in the legal field of oil and gas exploration and production, manufacturing, purchase and sale agreements, exploration agreements, land and leaseholds, right of ways, pipelines, surface use, joint operating agreements, joint interest agreements, participation agreements and operations as well as transactional and litigation experience in oil and gas, real estate, bankruptcy and commercial industries. Mr. Smith purchased 142,500 shares as a founder. Mr. Smith has represented a number of companies in significant oil and gas transactions, mergers and acquisitions, intellectual property research and development and sales in the oil and gas drilling business sector. Mr. Smith began his career by serving in a land and legal capacity as Vice President of Land and, subsequently, as President of a public Canadian company until beginning his legal practice as a partner with several law firms and ultimately creating his own independent legal practice. Mr. Smith holds a degree in Finance from Texas A&M University, a Doctor of Jurisprudence from South Texas College of Law and is licensed before the Texas Supreme Court.

Joseph V. Salvucci, Sr. — Independent Director and Chairman of the Board. Joseph V. Salvucci, Sr. has served as a member of our board of directors since December 2021. JVS Alpha Property, LLC, an entity which the majority is beneficially owned by Mr. Salvucci, with the balance owned by his immediate family, purchased 940,000 shares as a founder. Mr. Salvucci acquired PEAK Technical Staffing USA (“PEAK”), peaktechnical.com in 1986 and has grown the business to be a premier provider of USA-based contract engineers and technical specialists, on assignment worldwide through a comprehensive, customer focused, enterprise-wide Managed Staffing Solution. During his 35-year tenure as owner of the company, PEAK has expanded from Pittsburgh to do business in all 50 States, Canada, Europe, South America, India, and the Philippines. He served 10 years on the board of directors culminating as President and Board Chairman of the National Technical Services Association, a trade association representing 300,000 contractors on assignment in the technical staffing industry that later merged with the American Staffing Association. He is an active member of the Young Presidents Organization (YPO GOLD), formerly known as the World Presidents Organization (WPO) and has served as a member of the WPO International Board, as well as chairman of East Central US (ECUS) Region and Pittsburgh chapters as Chairman of the Board. As a 1976 Civil Engineering graduate of the University of Pittsburgh, he was a member of the Triangle (Engineering) Fraternity and its Alumni Association. He earned the Triangle Fraternity Distinguished Alumnus Citation in 2011 and currently serves on the Board of Directors. After earning the rank of Eagle Scout in 1970, he has remained active with the Boy Scouts of America, having served as the founding Chairman of the Board of the Pittsburgh Chapter of the National Eagle Scout Association, earning the NOESA (National Outstanding Eagle Scout Award) and the Silver Beaver Award and is past VP of Development and a board member of the Laurel Highlands Council in Western Pennsylvania. He was awarded the Manifesting the Kingdom of God Award by the Catholic Diocese of Pittsburgh in 2011. He was awarded the “Big Mac Award” from the Ronald McDonald Charities. As well as earning his BS in Civil Engineering from the University of Pittsburgh in 1976 and attended Harvard Business School’s OPM 33, graduating in 2003.

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

Number and Terms of Office of Officers and Directors

Our board of directors has five directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The class I directors consist of Dante Caravaggio and Joseph V. Salvucci, Jr., and their term will expire at the annual meeting of stockholders in even-numbered years. The class II directors consist of Mitchell Trotter, Byron Blount, and Joseph V. Salvucci, Sr. and their term will expire at the annual meeting of stockholders in odd-numbered years.

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

Short Swing Profit Disgorgement

Dante Caravaggio, our Chief Executive Officer, has disbursed $[ ] to us in order for us to recapture short swing profits received by him when he sold shares and repurchased them for a profit in 2025.

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

Insider Trading Policy

Our board of directors has adopted an Insider Trading Policy which prohibits trading based on “material, nonpublic information” regarding our company or any company whose securities are listed for trading or quotation in the United States. The policy covers all officers and directors of the company and its subsidiaries, all other employees of the company and its subsidiaries, and consultants or contractors to the company or its subsidiaries who have or may have access to material non-public information and members of the immediate family or household of any such person. The policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. The policy is filed as an exhibit to this Annual Report on Form 10-K.

Clawback Policy

Our board of directors has adopted a clawback policy, which provides that in the event we are required to prepare an accounting restatement due to noncompliance with any financial reporting requirements under the securities laws or otherwise erroneous data or we determine there has been a significant misconduct that causes financial or reputational harm, we shall recover a portion or all of any incentive compensation. The policy is filed as an exhibit to this Annual Report on Form 10-K.

Timing of Option Awards

We provide the following discussion of the timing of option awards in relation to the disclosure of material nonpublic information, as required by Item 402(x) of Regulation S-K. We have no policy or practice regarding option grant timing because we do not grant, and have not granted, options to our NEOs. We have not timed the disclosure of material nonpublic information to affect the value of executive compensation. During 2024, we did not grant any stock options to the NEOs during any period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K disclosing material non-public information (other than a current report on Form 8-K disclosing a material new stock option award under Item 5.02(e) of such Form 8-K), and ending one business day after the filing or furnishing of such report with the SEC.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner, except for: (i) one late Form 4 filing for Joseph Salvucci, Jr., (ii) two late Form 4 filings for Dante Caravaggio (which one such filing has not been made as of the date of this Annual Report on Form 10-K, and (iii) one late Form 4 filing for Byron Blount.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned during the years ended December 31, 2024 and 2023 by our principal executive officers and our two other most highly compensated executive officers as of the end of December 31, 2024 (“NEOs”).

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards(2)	Non-equity Incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Dante Caravaggio	2024	104,000	-	96,000	118,285	-	146,000	20,100	484,385
Chief Executive Officer and President	2023	4,000	-	-	-	-	6,417	-	10,417

Mitchell B. Trotter	2024	104,000	-	96,000	78,857	-	146,000	4,448	429,305
Chief Financial Officer	2023	12,000	-	-	-	-	19,250	-	31,250

David M. Smith	2024	104,000	-	96,000	78,857	-	146,000	20,100	444,957
General Counsel and Secretary	2023	12,000	-	-	-	-	19,250	-	31,250

(1)	The fair value of the stock awards to Messrs. Caravaggio, Trotter and Smith were based on the closing price of the Company’s Class A Common Stock on March 4, 2024 in accordance with FASB ASC 718.
(2)	The fair value of the option awards to Messrs. Caravaggio, Trotter and Smith were estimated under FASB ASC 718 using a Black-Scholes Option Pricing Model and the following assumptions: (1) expected volatility of 110.42% based on a group of comparable peer companies; (2) an exercise price of $2.02; (3) a stock price of $2.02 based on the closing price of the Company’s Class A Common Stock on the grant date of March 12, 2024; (4) an expected term of 4.5 years; (5) a risk-free rate of 4.26%; and (6) a dividend rate of 0%.

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

David M. Smith

Effective November 15, 2023, we entered into an employment agreement (the “Smith Employment Agreement”) with David M. Smith, pursuant to which he serves as our General Counsel and Secretary. The Smith Employment Agreement is on our standard form for executives, and provides that we pay to Mr. Smit Pursuant to the Smith Employment Agreement, if we terminate Mr. Smith’s employment without Cause (as defined in the Smith Employment Agreement) or Mr. Smith terminates his employment for Good Reason (as defined in the Smith Employment Agreement), then Mr. Smith will be entitled to: (i) any accrued obligations as of the date of termination, including base salary, PTO and holidays, and continued benefits required by our employee benefit plans; (ii) continued base salary for 12 months following the date of termination, paid in accordance with our payroll practices; (iii) the total monthly cost of coverage for Mr. Smith and his covered dependents under COBRA, if elected; and (iv) full vesting in all equity grants as of the date of termination. To receive such severance benefits, Mr. Smith will be required to execute a non-competition agreement, non-solicitation agreement, or confidentiality agreement or invention assignment agreement and release of claims.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of December 31, 2024:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dante Caravaggio	-	-	75,000	2.02	March 11, 2034	-	-	33,333	$27,333
Mitchell B. Trotter	-	-	50,000	2.02	March 11, 2034	-	-	33,333	$27,333
David M. Smith	-	-	50,000	2.02	March 11, 2034	-	-	33,333	$27,333
Donald W. Orr	-	-	-	-	-	-	-	-	$-
Donald H. Goree	-	-	-	-	-	-	-	-	$-

Option Re-pricings

We have not engaged in any option re-pricings or other modifications to any of our outstanding equity awards to our NEOs during fiscal years 2024 and 2023.

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

Nonqualified Deferred Compensation

During the years ended December 31, 2024 and 2023, our NEOs deferred a portion of their salaries not paid by us during the years 2024 and 2023, as disclosed in the table above. Such payments were deferred because timely payments further jeopardize our ability to continue as a going concern. We intend to make such payments as soon as we are able.

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

Compensation of Directors

The following Director Compensation Table sets forth information concerning compensation for services rendered by our independent directors for fiscal year 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Byron Blount(1)	$125,000	$139,200	$-	$5,025	$369,225
Joseph Salvucci, Jr.(2)	110,000	143,040	-	-	253,040
Joseph Salvucci, Sr. (3)	100,000	148,800	-	-	248,800
Total:	$335,000	$431,040	$-	$5,025	$771,065

(1)	Mr. Blount was appointed to serve as a member of the Board of Directors in November 2023.

(2)	Mr. Salvucci, Jr. was appointed to serve as a member of the Board of Directors in December 2021.

(3)	Mr. Salvucci, Sr. was appointed to serve as a member of the Board of Directors in December 2021.

Messrs. Caravaggio and Trotter have not been included in the Director Compensation Table because there were NEOs of our company for all of our 2024 fiscal year, and all compensation paid to or earned by each of them during our 2024 fiscal year is reflected in the Summary Compensation Table above.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of Class A Common Stock as of March 31, 2025 by:

●	each person who is the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock;

●	each of the Company’s named executive officers and directors; and

●	all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of March 31, 2025. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of March 31, 2025 or subject to restricted stock units that vest within 60 days of March 31, 2025 are considered outstanding and beneficially owned by the person holding such warrants, options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Shares issuable pursuant to the exchange of OpCo Class B Units listed in the table below are represented in shares of Class A Common Stock.

Except as described in the footnotes below and subject to applicable community property laws and similar laws, the Company believes that each person listed above has sole voting and investment power with respect to such shares.

The beneficial ownership of EON securities is based on (i) 17,862,626 shares of Class A Common Stock issued and outstanding as of March 31, 2025, and (ii) 0 shares of Class B Common Stock issued and outstanding as of March 31, 2025.

Name and Address of Beneficial Owners(1)	Number of Shares	% of Total Voting Power
Directors of officers:
Byron Blount(2)	187,292	1.04%
Dante Caravaggio(3)	830,190	4.60%
Joseph V. Salvucci, Sr.(4)	2,076,227	11.27%
Joseph V. Salvucci, Jr.(5)	932,617	4.99%
Mitchell B. Trotter(6)	249,963	1.36%
David M. Smith(7)	209,516	1.17%

All directors and officers after as a group (6 persons)	4,481,805	22.97%

Five Percent Holders:
JVS Alpha Property, LLC(8)	2,482,929	13.18%
Donald H. Gorée(9)	924,064	5.05%
Steve Wright(10)	1,500,000	7.75%

*	Less than one percent (1%)

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 3730 Kirby Drive, Suite 1200, Houston, Texas 77098.

(2)	Consists of (1) 91,072 shares of Class A Common Stock held by Mr. Blount, (2) 53,053 shares of Class A Common Stock underlying 70,737 warrants held by Mr. Blount, and (3) 49,167 shares underlying vested RSUs.
(3)	Consists of (1) 1,400 shares of Class A Common Stock held by Mr. Caravaggio, (2) 460,040 shares of Class A Common Stock held by Dante Caravaggio, LLC, of which Mr. Caravaggio has voting and dispositive control over the shares held by such entity, (3) 89,000 shares of Class A Common Stock held by Alexandria VMA Capital, LLC, of which Mr. Caravaggio’s son has voting and dispositive control over the shares held by such entity, (4) 141,750 shares of Class A Common Stock underlying 189,000 warrants held by Dante Caravaggio, LLC, (5) 100,000 shares of Class A Common Stock held by Donna Caravaggio, the wife of Mr. Caravaggio (6) 13,000 shares underlying vested RSUs, and (7) 25,000 shares underlying vested common stock options.

(4)	Consists of 1,732,929 shares of Class A Common Stock held by JVS Alpha Property, LLC, over which Mr. Salvucci, Sr. has voting and dispositive control, (2) 292,465 shares of Class A Common Stock underlying 389,953 warrants and (3) 50,833 shares underlying vested RSUs.
(5)	Consists of (1) 132,784 shares of Class A Common Stock held directly by Mr. Salvucci, Jr., (2) 750,000 shares of Class A Common Stock underlying 1,000,000 warrants held by JVS Alpha Property, LLC, over which Mr. Salvucci, Jr. has voting and dispositive control and (4) 49,833 shares underlying vested RSUs.
(6)	Consists of (1) 73,796 shares of Class A Common Stock held by Mr. Trotter, (2) 142,500 shares of Class A Common Stock underlying 190,000 warrants held by Mr. Trotter, (3) 13,000 shares underlying vested RSUs, and (4) 16,667 shares underlying stock options vesting on March 12, 2025.
(7)	Consists of (1) 159,693 shares of Class A Common Stock held directly by Mr. Smith, (2) 20,156 shares of Class A Common Stock underlying warrants held by Mr. Smith, (3) 13,000 shares underlying vested RSUs, and (4) 16,667 shares underlying stock options vesting on March 12, 2025.

(8)	JVS Alpha Property, LLC’s Manager is Joseph V. Salvucci, Jr., who has voting and dispositive control over the shares held by such entity. The business address for this holder is 583 Epsilon Drive, Pittsburgh, PA 15238.

(9)	Mr. Gorée has sole voting and dispositive control over the securities held by Rhône Merchant House Ltd, which indirectly holds 286,758 private placement shares by virtue of its 75% ownership in HNRAC Sponsors LLC, which owns 382,344 private placement shares. Includes the assumption that 284,063 shares of Class A Common Stock underlying 378,750 warrants held by HNRAC Sponsors LLC have been issued, and includes 150,000 shares of Class A Common Stock issued to Rhône Merchant House Ltd pursuant to the May 6, 2024 settlement agreement. The business address of Rhône Merchant House Ltd. is 81 Rue de France, 5TH Floor, Nice, France 06000.
(10)	Consists of 1,500,000 shares of Class A Common Stock underlying 2,000,000 warrants held by Mr. Wright. The business address of Mr. Wright is 1121 Boyce Rd, Suite 400, Pittsburgh, PA 15241.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2024, to which we were a party or will be a party, in which:

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

Related Party Loans and Costs

In March 2024, we issued 100,000 warrants to our Vice President of Finance and Administration having terms substantially similar to the private placement warrants in connection with the receipt of $100,000 in cash and the issuance of a promissory note.

In April 2024, we issued 100,000 warrants to our Chief Financial Officer having terms substantially similar to the private placement warrants in connection with the receipt of $100,000 in cash and the issuance of a promissory note.

In May 2024, we issued 100,000 warrants to a stockholder controlled by a director having terms substantially similar to the private placement warrants in connection with the receipt of $100,000 in cash and the issuance of a promissory note.

Founder Pledge Agreement

In connection with the Closing, we entered into the Founder Pledge Agreement with the Founders whereby, in consideration of placing the Trust Shares into escrow and entering into the Backstop Agreement, we agreed: (a) by January 15, 2024, to issue to the Founders an aggregate number of newly issued shares of Class A Common Stock equal to 10% of the number of Trust Shares; (b) by January 15, 2024, to issue to the Founders a number of warrants to purchase an aggregate number of shares of Class A Common Stock equal to 10% of the number of Trust Shares, which such warrants shall be exercisable for five years from issuance at an exercise price of $11.50 per shares; (c) if the Backstop Agreement is not terminated prior to the Lockup Expiration Date, to issue an aggregate number of newly issued shares of Class A Common Stock equal to (i) (A) the number of Trust Shares, divided by (B) the simple average of the daily VWAP of the Class A Common Stock during the five (5) Trading Days prior to the date of the termination of the Backstop Agreement, subject to a minimum of $6.50 per share, multiplied by (C) a price between $10.00-$13.00 per share (as further described in the Founder Pledge Agreement), minus (ii) the number of Trust Shares; and (d) following the purchase of OpCo Preferred Units by a Founder pursuant to the Put Right, to issue a number of newly issued shares of Class A Common Stock equal to the number of Trust Shares sold by such Founder. Until the Founder Pledge Agreement is terminated, the Founders are not permitted to engage in any transaction which is designed to sell short the Class A Common Stock or any other publicly traded securities of EON.

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

Consulting Agreement

In connection with a Referral Fee and Consulting Agreement (the “Consulting Agreement”) by and between us and Alexandria VMA Capital, LLC, an entity controlled by Dante Caravaggio, our Chief Executive Officer, President, and member of our Board of Directors (“Consultant”), we issued 89,000 shares of Class A Common Stock to Consultant in connection with the closing of the Purchase as consideration for services rendered with a value of $900,000. The Consultant also earned an additional $900,000 transaction fee, of which the Company owes $403,000 as of December 31, 2024.

Other

In October 2024, we issued 27,963 shares of Class A Common Stock (the “Pledge Shares”) issued to Dante Caravaggio, Mitch Trotter, David Smith, Byron Blount, and Jesse Allen (our VP of Operations) in connection with their agreement to pledge equity in favor of First International Bank & Trust (“FIBT”).

In October 2024, we issued 50,000 shares of Class A Common Stock to Mark Williams in connection with the forgiveness of $50,000 of accounts payable due to him for his services as a consultant prior to our initial business combination.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to CBIZ Inc. (formerly Marcum LLP (“CBIZ”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by CBIZ in connection with regulatory filings. The aggregate fees to be billed by CBIZ for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2024 and 2023 and interim review of our financial statements were $412,539 and $383,655, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We incurred fees of $81,369 and $241,844 for audit-related services from CBIZ for consultations concerning financial accounting and reporting standards for the years ended December 31, 2024 and 2023.

Tax Fees. We paid no fees to CBIZ for tax planning and tax advice for the years ended December 31, 2024 and 2023.

All Other Fees. We incurred $0 in other fees for services from CBIZ during the years ended December 31, 2024 and 2023, respectively.

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

2.4	Purchase, Sale, Termination and Exchange Agreement by and among Company, OpCo, SPAC Subsidiary, HNRA Royalties, Pogo Royalty, CIC, DenCo, Pogo Management, and 4400 Holdings LLC dated February 10, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registration on February 13, 2025).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
3.2	Certificate of Amendment to Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on September 16, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on September 18, 2024).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on September 18, 2024).
3.4	Amendedment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 26, 2024).
4.1	Description of Registrant’s Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on May 3, 2024 and incorporated herein by reference).
4.2	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
4.3	Warrant issued by EON Resources Inc. to Pryor Cashman LLP, dated October 18, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 21, 2024 and incorporated herein by reference).
10.1	Insider Letter between the Company and each of its executive officers, directors, HNRAC Sponsors LLC and its permitted transferees (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.3	Securities Subscription Agreement (founder shares), dated December 24, 2020, between the Company and HNRAC Sponsors LLC (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.4	Unit Subscription Agreement between the Company and HNRAC Sponsors LLC (private placement units) (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).

10.6	Registration Rights Agreement, dated as of October 17, 2022, by and between HNR Acquisition Corp and White Lion Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant on October 21, 2022).
10.7	Amended and Restated Limited Liability Company Agreement of HNRA Upstream, LLC by and among HNRA Upstream, LLC, EON Royalty, LLC, and HNR Acquisition Corp, dated November 15, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.8†	Senior Secured Term Loan Agreement, dated November 15, 2023, by and among First International Bank & Trust, HNR Acquisition Corp, HNRA Upstream, LLC, HNRA Partner, Inc., EON Resources, LLC, and LH Operating, LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.9	Security Agreement, dated November 15, 2023, by and among First International Bank & Trust, HNR Acquisition Corp, HNRA Upstream, LLC, HNRA Partner, Inc., PogoEON Resources, LLC, and LH Operating, LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.10	Second Amendment to Term Loan Agreement dated April 18, 2024, effective March 31, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 23, 2024).
10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed by the Registrant on December 28, 2021).
10.12+	2023 HNR Acquisition Corp Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.13	Guaranty Agreement, dated as of November 15, 2023 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.14	Promissory Note, dated November 15, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.15	Registration Rights Agreement, dated November 15, 2023 between the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.16	Option Agreement, dated as of November 15, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.17	Director Nomination and Board Observer Agreement, dated as of November 15, 2023, by and between the Company and CIC EON LP, (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.18	Backstop Agreement, dated as of November 15, 2023 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.19	Founder Pledge Agreement, dated as of November 15, 2023 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.20	Satisfaction and Discharge of Indebtedness pursuant to Underwriting Agreement, dated September 7, 2023, by and between the Company and EF Hutton, a division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on September 13, 2023).

10.21+	Executive Employment Agreement, dated January 29, 2024, by and between the Company and Mark Williams (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 1, 2024).
10.22+	Separation and Release Agreement, dated December 17, 2023, by and between the Company and Diego Rojas (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on December 20, 2023).
10.23+	Executive Employment Agreement, dated December 18, 2023, by and between the Company and Dante Caravaggio (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed by the Registrant on December 20, 2023).
10.24	Amendment No.1 to the Common Stock Purchase Agreement, dated March 7, 2024, by and between the Company and White Lion Capital, LLC (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on March 7, 2024).
10.25	Employment Agreement, dated December 13, 2023, by and between the Company and Mitchell B. Trotter (incorporated by reference to Exhibit 10.31 to the Company’s Registrant Statement on Form S-1/A filed on August 5, 2024).
10.26	Employment Agreement, dated December 13, 2023, by and between the Company and David M. Smith (incorporated by reference to Exhibit 10.32 to the Company’s Registrant Statement on Form S-1/A filed on August 5, 2024).
10.27	Amendment No. 2 to Common Stock Purchase Agreement between the Company and White Lion Capital LLC, dated June 17, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Registrant on June 20, 2024).
10.28	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on January 24, 2025).
10.29	Form of Convertible Note (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed by the Registrant on January 24, 2025).
19.1*	Insider Trading Policy
21.1	List of Subsidiaries of EON Resources Inc. (incorporated by reference to Exhibit 21.1 on the Annual Report on Form 10-K filed by the Registrant on May 3, 2024).
23.1*	Consent of Haas and Cobb Petroleum Consultants, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 on the Annual Report on Form 10-K filed by the Registrant on May 3, 2024).
99.1*	Report of William M. Cobb & Associates, Inc.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Denotes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2025

EON Resources Inc.

/s/ Dante Caravaggio
Name:	Dante Caravaggio
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dante Caravaggio	Chief Executive Officer, President and Director	April 15, 2025
Dante Caravaggio	(Principal Executive Officer)

/s/ Mitchell B. Trotter	Chief Financial Officer and Director	April 15, 2025
Mitchell B. Trotter	(Principal Financial Officer)

/s/ Mark Williams	Controller and VP Finance and Admin	April 15, 2025
Mark Williams	(Principal Accounting Officer)

/s/ Joseph V. Salvucci, Sr.	Chairman and Director	April 15, 2025
Joseph V. Salvucci, Sr.

/s/ Joseph V. Salvucci, Jr.	Director	April 15, 2025
Joseph V. Salvucci, Jr.

/s/ Byron Blount.	Director	April 15, 2025
Byron Blount

EON RESOURCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

EON Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EON Resources Inc. (Formerly HNR Acquisition Corp.) (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2024, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the periods from November 15, 2023 to December 31, 2023 (Successor), the period from January 1, 2023 to November 14, 2023 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year in the period ended December 31, 2024, the results of its operations and its cash flows for the period from November 15, 2023 to December 31, 2023, and the period from January 1, 2023 to November 14, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Restatement of September 30, 2024 Financial Statements

We draw attention to Note 14 to the financial statements, which describes the restatement of previously issued consolidated financial statements due to a material misstatement as of and for the three and nine months ended September 30, 2024. The restatement has been made to ensure that the financial statements are in conformity with generally accepted accounting principles. Our opinion on the financial statements is not modified with respect to this matter.

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

Houston, Texas

April 15, 2025

EON RESOURCES INC

(FORMERLY HNR ACQUISITION CORP)

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Cash and cash equivalents	$2,971,558	$3,505,454
Accounts receivable
Crude Oil and natural gas sales	1,777,846	2,103,341
Other	4,418	90,163
Short-term derivative instrument asset	106,397	391,488
Prepaid expenses and other current assets	298,886	722,002
Total current assets	5,159,105	6,812,448
Crude oil and natural gas properties, successful efforts method:
Proved Properties	100,285,138	94,189,372
Accumulated depreciation, depletion, amortization and impairment	(2,759,226)	(352,127)
Total oil and natural gas properties, net	97,525,912	93,837,245
Other property, plant and equipment, net	20,000	-
Long-term derivative instrument asset	-	76,199
TOTAL ASSETS	$102,705,017	$100,725,892

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$8,870,324	$4,033,208
Accounts payable – related parties	445,349	762,000
Accrued liabilities and other	7,923,613	4,422,183
Revenue and royalties payable	3,191,171	461,773
Revenue and royalties payable - Related Parties	132,563	1,523,138
Deferred underwriting fee payable	1,065,000	1,300,000
Related party notes payable, net of discount	3,556,750	2,359,048
Current portion of warrant liability	5,681,849	-
Current portion of long term debt	5,524,160	4,157,602
Forward purchase agreement liability	-	1,094,097
Total current liabilities	36,390,779	20,113,049
Long-term debt, net of current portion and discount	33,286,385	37,486,206
Warrant liability	-	4,777,971
Convertible note liability	891,364	-
Deferred tax liability	2,692,733	6,163,140
Asset retirement obligations	1,049,285	904,297
Other liabilities	675,000	675,000
Total for non-current liabilities	38,594,767	50,006,614
Total liabilities	74,985,546	70,119,663
Commitments and Contingencies

Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Class A Common stock, $0.0001 par value; 100,000,000 authorized shares, 10,323,205 and 5,235,131 shares issued and outstanding at December 31, 2024 and 2023, respectively	1,032	524
Class B Common stock, $0.0001 par value; 20,000,000 authorized shares, 500,000 and 1,800,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	50	180
Additional paid in capital	31,312,003	16,317,856
Accumulated deficit	(28,199,028)	(19,118,745)
Total stockholders’ equity (deficit) attributable to HNR Acquisition Corp	3,114,057	(2,800,185)
Noncontrolling interest	24,605,414	33,406,414
Total stockholders’ equity	27,719,471	30,606,229
Total liabilities and stockholders’ equity	$102,705,017	$100,725,892

The accompanying notes are an integral part of these consolidated financial statements.

EON RESOURCES INC

(FORMERLY HNR ACQUISITION CORP)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31, 2024	November 15, 2023 to December 31, 2023	January 1, 2023 to November 14, 2023

Revenues
Crude oil	$19,298,698	$2,513,197	$22,856,521
Natural gas and natural gas liquids	483,486	70,918	809,553
Gain (loss) on derivative instruments, net	(850,374)	340,808	51,957
Other revenue	487,109	50,738	520,451
Total revenues	19,418,919	2,975,661	24,238,482
Expenses
Production taxes, transportation and processing	1,715,792	226,062	2,117,800
Lease operating	8,614,080	1,453,367	8,692,752
Depletion, depreciation and amortization	2,407,098	352,127	1,497,749
Accretion of asset retirement obligations	144,988	11,062	848,040
General and administrative	10,381,095	3,553,117	3,700,267
Acquisition costs	-	9,999,860	-
Total expenses	23,263,053	15,595,595	16,856,608
Operating income (loss)	(3,844,134)	(12,619,934)	7,381,874
Other Income (expenses)
Change in fair value of warrant liability	(804,004)	187,704	-
Change in fair value of convertible note liability	(192,744)
Change in fair value of FPA liability	561,099	3,268,581	-
Amortization of debt discount	(2,361,627)	(1,191,553)	-
Interest expense	(7,643,200)	(1,043,312)	(1,834,208)
Interest income	58,793	6,736	313,401
Gain on extinguishment of liabilities	1,638,138	-	-
Loss on sale of assets	-	-	(816,011)
Other Income (expense)	36,989	2,937	(74,193)
Total other income (expenses)	(8,706,556)	1,231,093	(2,411,011)
Loss before income taxes	(12,550,690)	(11,388,841)	4,970,863
Income tax provision (benefit)	3,470,407	2,387,639	-
Net income (loss)	(9,080,283)	(9,001,202)	4,970,863
Net income (loss) attributable to noncontrolling interests	-	-	-
Net income (loss) attributable to HNR Acquisition Corp.	$(9,080,283)	$(9,001,202)	$4,970,863

Weighted average share outstanding, common stock - basic and diluted	6,477,052	5,235,131	-
Net income (loss) per share of common stock – basic and diluted	$(1.40)	$(1.72)	$-

The accompanying notes are an integral part of these consolidated financial statements.

EON RESOURCES INC

(FORMERLY HNR ACQUISITION CORP)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Predecessor	Owner’s Equity

Balance at December 31, 2022	28,504,247
Net income	4,970,863
Equity-based compensation
Balance at November 14, 2023	$33,475,110

									Total
									Stockholders’
			Class A		Class B		Additional		(Deficit) Equity Attributable to HNR		Total Stockholders’
	Common Stock		Common Stock		Common Stock		Paid-In	Accumulated	Acquisition	Noncontrolling	(Deficit)
Successor	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Corp.	Interest	Equity
Balance – November 15, 2023	3,457,813	346	-	-	-	$-	$(9,719,485)	$(10,079,371)	$(19,798,856)	$-	$(19,798,856)
Reclassification of shares under two class structure and non-redemptions	(3,457,813)	(346)	3,457,813	346	-	-	-	-	-	-	-
Reclassification of Public shares not redeemed	-	-	445,626	45	-	-	4,878,030	-	4,878,075	-	4,878,075
Shares reclassified under Non redemption agreement	-	-	600,000	60	-	-	6,567,879	-	6,567,939	-	6,567,939
Shares not redeemed under forward purchase agreement to FPA Seller	-	-	140,070	14	-	-	1,533,272	-	1,533,286	-	1,533,286
Excise tax imposed on common stock redemptions	-	-	-	-	-	-	-	(38,172)	(38,172)	-	(38,172)
Forward purchase agreement prepayment	-	-	-	-	-	-	8,190,554	-	8,190,554	-	8,190,554
Share-based compensation	-	-	381,622.00	38	-	-	3,445,927	-	3,445,965	-	3,445,965
Shares issued for Acquisition	-	-	210,000.00	21	1,800,000	180	1,421,679	-	1,421,880	33,406,414	34,828,297
Net loss	-	-	-	-	-	-	-	(9,001,202)	(9,001,202)	-	(9,001,202)
Balance – December 31, 2023	-	$-	5,235,131	$524	1,800,000	$180	$16,317,856	$(19,118,745)	$(2,800,185)	$33,406,414	$30,606,229
Share-based compensation	-	-	848,074	84	-	-	2,778,907	-	2,778,991	-	2, 778,991
Shares issued under equity line of credit	-	-	2,230,000	223	-	-	2,628,111	-	2,628,334	-	2,628,334
Class B exchanged for Class A	-	-	1,300,000	130	(1,300,000)	(130)	8,801,000	-	8,801,000	(8,801,000)	-
Shares issued to settle FPA	-	-	450,000	45	-	-	449,955	-	450,000	-	450,000
Shares issued to settle accounts payable	-	-	260,000	26	-	-	336,174	-	336,200		336,200
Net loss	-	-	-	-	-	-	-	(9,080,283)	(9,080,283)	-	(9,080,283)
Balance – December 31, 2024	-	$-	10,323,205	$1,032	500,000	$50	$31,312,003	$(28,199,028)	$3,114,057	$24,605,414	$27,719,471

The accompanying notes are an integral part of these consolidated financial statements.

EON RESOURCES INC

(FORMERLY HNR ACQUISITION CORP)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31, 2024	November 15, 2023 to December 31, 2023	January 1, 2023 to November 14, 2023
Operating activities:
Net income (loss)	$(9,080,283)	$(9,001,202)	$4,970,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	2,407,098	352,127	1,497,749
Accretion of asset retirement obligations	144,988	11,062	843,865
Equity-based compensation	2,778,991	3,445,965	-
Deferred income tax benefit	(3,470,407)	(2,365,632)	-
Amortization of operating lease right-of-use assets	-	-	(403)
Amortization of debt issuance costs	2,361,627	1,191,553	3,890
Gain on extinguishment of liabilities	(1,638,138)	-	-
Change in fair value of unsettled derivatives	361,290	(443,349)	(1,215,693)
Change in fair value of convertible note liability	192,744	-	-
Change in fair value of warrant liability	804,004	(187,704)	-
Change in fair value of forward purchase agreement	(561,099)	(3,268,581)	-
Change in other property, plant, and equipment, net	-	-	83,004
Loss on sale of assets	-	-	816,011
Changes in operating assets and liabilities:
Accounts receivable	411,240	1,793,055	(921,945)
Prepaid expenses and other assets	423,116	(258,431)	26,833
Related party note receivable interest income	-	-	(313,401)
Accounts payable	3,024,413	8,091,598	1,480,138
Accounts payable – related parties	(316,651)	(138,000)	-
Accrued liabilities and other	3,018,930	1,251,677	753,595
Royalties payable	2,729,398	(313,381)	157,991
Royalties payable, related party	109,425	323,717	8,066
Net cash provided by operating activities	3,700,686	484,474	8,190,563
Investing activities:
Development of crude oil and gas properties	(3,555,062)	(238,499)	(6,769,557)
Purchases of other equipment	(20,000)	-	-
Acquisition of business, net of cash acquired	-	(30,827,804)	-
Trust Account withdrawals	-	49,362,479	-
Issuance of related party note receivable	-	-	(190,998)
Net cash provided by (used in) investing activities	(3,575,062)	18,296,176	(6,960,555)
Financing activities:
Proceeds from issuance of long-term debt	-	28,000,000	-
Payment of debt issuance costs	-	(808,992)	-
Repayments of long-term debt	(3,984,286)	(319,297)	(3,000,000)
Proceeds of short-term notes payable	1,298,200	-	-
Repayment of short-term notes payable	(989,018)	-	-
Proceeds from related party notes payable	450,000	-	-
Repayment of related party notes payable	(62,750)	-	-
Proceeds from sale of common stock	2,628,334	-	-
Redemptions of common stock	-	(44,737,839)	-
Net cash used in financing activities	(659,520)	(17,866,128)	(3,000,000)
Net change in cash and cash equivalents	(533,896)	914,522	(1,769,992)
Cash and cash equivalents at beginning of period	3,505,454	2,590,932	2,016,315
Cash and cash equivalents at end of period	$2,971,558	$3,505,454	$246,323

Cash paid during the period for:
Interest on debt	$6,146,139	$370,625	$2,002,067
Income taxes	$-	$154,000	$-
Amounts included in the measurement of operating lease liabilities	$-	$-	$56,625
Supplemental disclosure of non-cash investing and financing activities:

Operating lease assets obtained in exchange for operating lease obligations	$-	$-	$-
Accrued purchases of property and equipment at period end	$2,540,703	$141,481	$256,237

The accompanying notes are an integral part of these consolidated financial statements.

EON RESOURCES INC

(FORMERLY HNR ACQUISITION CORP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

EON Resources, Inc., Formerly HNR Acquisition Corp (the “Company”) was incorporated in Delaware on December 9, 2020. The Company was a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

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

Effective November 15, 2023, the Company completed its business combination as described in Note 3. Through its subsidiary EON Resources, LLC, a Texas limited liability Company “(“EON” or “EON Resources”) and its subsidiary LH Operating, LLC, a Texas limited liability company “(“LHO”), the Company is an independent oil and natural gas company focused on the acquisition, development, exploration, and production of oil and natural gas properties in the Permian Basin. The Permian Basin is located in west Texas and southeastern New Mexico and is characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. The Company’s properties are in the Grayburg-Jackson Field in Eddy County, New Mexico, which is a sub-area of the Permian Basin. The Company focuses exclusively on vertical development drilling.

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

On May 11, 2023, in connection with the stockholder vote for the amendment to the Company’s certificate of incorporation, a total of 4,115,597 Public Shares for an aggregate redemption amount of $43,318,207 were redeemed from the Trust Account by the stockholders of the Company. On November 15, 2023, a total of 3,323,707 Public Shares were redeemed for an aggregate redemption amount of $12,346,791. As a result of these redemptions of common stock, the Company recognized an estimated liability for the excise tax of $474,837, included in Accrued liabilities and other on the Company’s consolidated balance sheet pursuant to the 1% excise tax under the IR Act partially offset by issuance of common stock subsequent to the redemptions. The liability does not impact the consolidated statements of operations and is offset against accumulated deficit, and had a balance of $474,837 as of December 31, 2024 and 2023, included in Accrued Liabilities and Other on the Company’s consolidated balance sheets.

Going Concern Considerations

At December 31, 2024, the Company had $2,971,558 in cash and a working capital deficit of $31,231,674. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company had positive cash flow from operations of $3,700,686 for the year ended December 31, 2024. Additionally, management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A common stock under the Common Stock Purchase Agreement. The Company has a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund the Company operations and production growth, and be used to reduce liabilities of the Company, subject to the Company’s Form S-1 Registration Statement, which was declared effective by the Securities and Exchange Commission (“SEC”) on August 9, 2024. Through December 31, 2024, the Company has received $2,628,344 in cash proceeds related to the sale of 2,230,000 shares of common stock under the Common Stock Purchase Agreement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On November 15, 2023 (the “Closing Date”), the Company consummated a business combination which resulted in the acquisition of EON Resources, LLC, a Texas limited liability Company “(“EON” or “EON Resources”) and its subsidiary LH Operating, LLC, a Texas limited liability company “(“LHO”, and collectively, the EON Business”) (the “Acquisition”). The Company was deemed the accounting acquirer in the Acquisition based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations, and the EON Business was deemed to be the Predecessor entity. Accordingly, the historical consolidated financial statements of the EON Business became the historical financial statements of the Company’s upon consummation of the Acquisition. As a result, the financial statements included in this report reflect (i) the historical operating results of EON Business prior to the Acquisition (“Predecessor”) and (ii) the combined results of the companies, including EON Business following the closing of the Acquisition (“Successor”). The accompanying financial statements include a Predecessor period, which was the period January 1, 2023 through November 14, 2023, concurrent with completion of the Acquisition and Successor period from November 15, 2023 through December 31, 2023. As a result of the Acquisition, the results of operations, financial position and cash flows of the Predecessor and Successor may not be directly comparable. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these two periods as the Acquisition resulted in a new basis of accounting for the EON Business. See Note 3 for additional information.

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

Segments Reporting

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its executive management committee. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

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

The Company’s Class B Common shares do not have economic rights to the undistributed earnings of the Companyand are not considered participating securities under ASC 260. As such, they are excluded from the calculation of net income (loss) per common share.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement warrants to purchase an aggregate of 6,847,500 shares, warrants to purchase 4,188,000 shares issued in connection with Private Notes Payable and warrant to purchase 1,200,000 issued to a vendor in the calculation of diluted income per share, since the effective of those instruments would be anti-dilutive. As a result, diluted income (loss) per share of common stock is the same as basic loss per share of common stock for the period presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include: i) estimates of proved reserves of oil and natural gas, which affect the calculation of depletion, depreciation, and amortization (“DD&A”) and impairment of proved oil and natural gas properties, ii) impairment of undeveloped properties and other assets; and iii) the valuation of commodity and other derivative financial instruments. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions. Future production may vary materially from estimated oil and natural gas proved reserves. Actual future prices may vary significantly from price assumptions used for determining proved reserves and for financial reporting.

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

As of December 31, 2024 and 2023, the Company had approximately 99% and 96% of accounts receivable with two customers, respectively.

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

The Successor recognized depreciation, depletion, and amortization expense totaling $2,407,098 for the year ended December 31, 2024 and $352,127 for the period from November 15, 2023 to December 31, 2023, and the Predecessor recognized $1,497,749 for the period from January 1, 2023 to November 14, 2023.

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

Customers

The Company sold 100% of its crude oil and natural gas production to two customers for the years ended December 31, 2024, and 2023. Inherent to the industry is the concentration of crude oil, natural gas and natural gas liquids (“NGLs”) sales to a limited number of customers. This concentration has the potential to impact the Company’s overall exposure to credit risk in that its customers may be similarly affected by changes in economic and financial conditions, commodity prices or other conditions. Given the liquidity in the market for the sale of hydrocarbons, the Company believes the loss of any single purchaser, or the aggregate loss of several purchasers, could be managed by selling to alternative purchasers in the operating areas.

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

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of December 31, 2024, the Company’s cash balance did not exceeded the FDIC limit. At December 31, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Segment Reporting

Segment information is prepared on the same basis that our CEO, who is our Chief Operating Decision Maker (“CODM”), manages our segments, evaluates financial results, and makes key operating decisions. The Company has one reportable operating segment, its oil and gas operations which derives its revenue from the sale of oil and gas products. The CODM uses net income from operations to evaluate and make key operating decisions. The information regularly provided to the CODM on the segment’s revenues and significant expenses aligns with the categories presented in the Consolidated Statements of Operations. Furthermore, the segment’s assets are reported on the Consolidated Balance Sheets as total assets.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, which adds new disclosure requirements related to significant segment expenses regularly provided to the chief operating decision maker (CODM) and included in each reported measure of segment profit or loss, other segment items that constitute the difference between segment revenues less significant segment expenses and the measure of profit or loss, disclosure of the CODM’s title and position as well as an explanation of how the CODM uses the reported measures and expanded interim disclosures. ASU 2023-07 is effective for financial statements for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has implemented this ASU during the year ended December 31, 2024, and determined no retrospective changes were necessary.

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

NOTE 3 — BUSINESS COMBINATION

The Company entered into that certain Amended and Restated Membership Interest Purchase Agreement, dated as of August 28, 2023 (as amended, the “MIPA”), by and among HNRA, HNRA Upstream, LLC, a newly formed Delaware limited liability company which is managed by, and is a subsidiary of, HNRA (“OpCo”), and HNRA Partner, Inc., a newly formed Delaware corporation and wholly owned subsidiary of OpCo (“SPAC Subsidiary”, and together with the Company and OpCo, “Buyer” and each a “Buyer”), CIC EON LP, a Delaware limited partnership (“CIC”), DenCo Resources, LLC, a Texas limited liability company (“DenCo”), EON Resources Management, LLC, a Texas limited liability company (“EON Management”), 4400 Holdings, LLC, a Texas limited liability company (“4400” and, together with CIC, DenCo and EON Management, collectively, “Seller” and each a “Seller”), and, solely with respect to Section 6.20 of the MIPA, the Sponsor.

On November 15, 2023 (the “Closing Date”), as contemplated by the MIPA:

●	HNRA filed a Second Amended and Restated Certificate of Incorporation (the “Second A&R Charter”) with the Secretary of State of the State of Delaware, pursuant to which the number of authorized shares of HNRA’s capital stock, par value $0.0001 per share, was increased to 121,000,000 shares, consisting of (i) 100,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), (ii) 20,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share;

●	The current shares of common stock of HNRA were reclassified as Class A Common Stock, the Class B Common Stock have no economic rights but entitles its holder to one vote on all matters to be voted on by stockholders generally, holders of shares of Class A Common Stock and shares of Class B Common Stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by the Second A&R Charter;

●	(A) HNRA contributed to OpCo (i) all of its assets (excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by HNRA stockholders of their Redemption Rights (as defined below)) and (ii) 2,000,000 newly issued shares of Class B Common Stock (such shares, the “Seller Class B Shares”) and (B) in exchange therefor, OpCo issued to HNRA a number of Class A common units of OpCo (the “OpCo Class A Units”) equal to the number of total shares of Class A Common Stock issued and outstanding immediately after the closing (the “Closing”) of the transactions (the “Transactions”) contemplated by the HNRA (following the exercise by HNRA stockholders of their Redemption Rights) (such transactions, the “SPAC Contribution”);

●	Immediately following the SPAC Contribution, OpCo contributed $900,000 to SPAC Subsidiary in exchange for 100% of the outstanding common stock of SPAC Subsidiary (the “SPAC Subsidiary Contribution”); and

●	Immediately following the SPAC Subsidiary Contribution, Seller sold, contributed, assigned, and conveyed to (A) OpCo, and OpCo acquired and accepted from Seller, ninety-nine percent (99.0%) of the outstanding membership interests of EON Resources, LLC, a Texas limited liability company (“EON” or the “Target”), and (B) SPAC Subsidiary, and SPAC Subsidiary purchased and accepted from Seller, one percent (1.0%) of the outstanding membership interest of Target (together with the ninety-nine (99.0%) interest, the “Target Interests”), in each case, in exchange for (x) $900,000 of the Cash Consideration (as defined below) in the case of SPAC Subsidiary and (y) the remainder of the Aggregate Consideration (as defined below) in the case of OpCo (such transactions, together with the SPAC Contribution and SPAC Subsidiary Contribution, the “Acquisition”).

The “Aggregate Consideration” for the EON Business was (a), cash in the amount of $31,074,127 in immediately available funds (the “Cash Consideration”), (b) 2,000,000 Class B common units of OpCo (“OpCo Class B Units”) (the “Common Unit Consideration”), which will be equal to and exchangeable into 2,000,000 shares of Class A Common Stock issuable upon exercise of the OpCo Exchange Right (as defined below), as reflected in the amended and restated limited liability company agreement of OpCo that became effective at Closing (the “A&R OpCo LLC Agreement”), (c) and the 2,000,000 Seller Class B Shares, (d) $15,000,000 payable through a promissory note to Seller (the “Seller Promissory Note”), (e) 1,500,000 preferred units of OpCo (the “OpCo Preferred Units” and together with the Opco Class A Units and the OpCo Class B Units, the “OpCo Units”) of OpCo (the “Preferred Unit Consideration”, and, together with the Common Unit Consideration, the “Unit Consideration”), and (f) an agreement to, on or before November 21, 2023, Buyer shall settle and pay to Seller $1,925,873 from sales proceeds received from oil and gas production attributable to EON, including pursuant to its third party contract with affiliates of Chevron. At Closing, 500,000 Seller Class B Shares (the “Escrowed Share Consideration”) were placed in escrow for the benefit of Buyer pursuant to an escrow agreement and the indemnity provisions in the MIPA. The Aggregate Consideration is subject to adjustment in accordance with the MIPA.

OpCo A&R LLC Agreement

In connection with the Closing, HNRA and EON Royalty, LLC, a Texas limited liability company, an affiliate of Seller and Seller’s designated recipient of the Aggregate Consideration (“EON Royalty”), entered into an amended and restated limited liability company agreement of OpCo (the “OpCo A&R LLC Agreement”). Pursuant to the A&R OpCo LLC Agreement, each OpCo unitholder (excluding HNRA) will, subject to certain timing procedures and other conditions set forth therein, have the right(the “OpCo Exchange Right”) to exchange all or a portion of its OpCo Class B Units for, at OpCo’s election,(i) shares of Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each OpCo Class B Unit exchanged, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (ii) an equivalent amount of cash. Additionally, the holders of OpCo Class B Units will be required to exchange all of their OpCo Class B Units (a “Mandatory Exchange”) upon the occurrence of the following: (i) upon the direction of HNRA with the consent of at least fifty percent (50%) of the holders of OpCo Class B Units; or (ii) upon the one-year anniversary of the Mandatory Conversion Trigger Date. In connection with any exchange of OpCo Class B Units pursuant to the OpCo Exchange Right or acquisition of OpCo Class B Units pursuant to a Mandatory Exchange, a corresponding number of shares of Class B Common Stock held by the relevant OpCo unitholder will be cancelled.

Immediately upon the Closing, EON Royalty exercised the OpCo Exchange Right as it relates to 200,000 OpCo Class B units (and 200,000 shares of Class B Common Stock).

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

Option Agreement

In connection with the Closing, HNRA Royalties, LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of HNRA (“HNRA Royalties”) and EON Royalty entered into an Option Agreement (the “Option Agreement”). EON Royalty owns certain overriding royalty interests in certain oil and gas assets owned by EON Resources, LLC (the “ORR Interest”). Pursuant to the Option Agreement, EON Royalty granted irrevocable and exclusive option to HNRA Royalties to purchase the ORR Interest for the Option Price (as defined below) at any time prior to November 15, 2024. The option is not exercisable while the Seller Promissory Note is outstanding.

The purchase price for the ORR Interest upon exercise of the option is: (i) (1) $30,000,000 the (“Base Option Price”), plus (2) an additional amount equal to interest on the Base Option Price of twelve percent (12%), compounded monthly, from the Closing Date through the date of acquisition of the ORR Interest, minus (ii) any amounts received by EON Royalty in respect of the ORR Interest from the month of production in which the effective date of the Option Agreement occurs through the date of the exercise of the option (such aggregate purchase price, the “Option Price”).

The Option Agreement and the option will immediately terminate upon the earlier of (a) EON Royalty’s transfer or assignment of all of the ORR Interest in accordance with the Option Agreement and (b) November 15, 2024. As consideration for the Option Agreement, the Company issued 10,000 shares of Class A common stock to EON Royalty with a fair value of $67,700. EON Royalty obtained the ORR Interest effective July 1, 2023, when the Predecessor transferred to EON Royalty an assigned and undivided royalty interest equal in amount to ten percent (10%) of the Predecessors’ interest all oil, gas and minerals in, under and produced from each lease. The Predecessor recognized a loss on sale of assets of $816,011 in connection with this transaction.

Backstop Agreement

In connection with the Closing, HNRA entered a Backstop Agreement (the “Backstop Agreement”) with EON Royalty and certain of HNRA’s founders listed therein (the “Founders”) whereby the EON Royalty will have the right (“Put Right”) to cause the Founders to purchase Seller’s OpCo Preferred Units at a purchase price per unit equal to $10.00 per unit plus the product of (i) the number of days elapsed since the effective date of the Backstop Agreement and (ii) $10.00 divided by 730. Seller’s right to exercise the Put Right will survive for six (6) months following the date the Trust Shares (as defined below) are not restricted from transfer under the Letter Agreement (as defined in the MIPA) (the “Lockup Expiration Date”).

As security that the Founders will be able to purchase the OpCo Preferred Units upon exercise of the Put Right, the Founders agreed to place at least 1,300,000 shares of Class A Common Stock into escrow (the “Trust Shares”), which the Founders can sell or borrow against to meet their obligations upon exercise of the Put Right, with the prior consent of Seller. HNRA is not obligated to purchase the OpCo Preferred Units from EON Royalty under the Backstop Agreement. Until the Backstop Agreement is terminated, EON Royalty and its affiliates are not permitted to engage in any transaction which is designed to sell short the Class A Common Stock or any other publicly traded securities of HNRA.

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

The Acquisition was accounted for as a business combination under ASC 805. The purchase price of the EON Business has been allocated to the assets acquired and liabilities assumed based on their estimated relative fair values as follows:

Purchase Price:
Cash	$31,074,127
Side Letter payable	1,925,873
Promissory note to Sellers of EON Business	15,000,000
10,000 HNRA Class A Common shares for Option Agreement	67,700
200,000 HNRA Class A Common shares	1,354,000
1,800,000 OpCo Class B Units	12,186,000
1,500,000 OpCo Preferred Units	21,220,594
Total purchase consideration	$82,828,294

Purchase Price Allocation
Cash	$246,323
Accounts receivable	3,986,559
Prepaid expenses	368,371
Oil & gas reserves	93,809,392
Derivative assets	51,907
Accounts payable	(2,290,475)
Accrued liabilities and other	(1,244,633)
Revenue and royalties payable	(775,154)
Revenue and royalties payable, related parties	(1,199,420)
Short-term derivative liabilities	(27,569)
Deferred tax liabilities	(8,528,772)
Asset retirement obligations, net	(893,235)
Other liabilities	(675,000)
Net assets acquired	$82,828,294

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

Effective June 20, 2024, the Company and the Seller entered into a settlement agreement and Release (the “Settlement Agreement”). Under the Settlement Agreement, and in settlement of the working capital provisions of the Amended MIPA, the Seller agreed to waive all rights and claims to the amount of royalties payable under the ORRI as of December 31, 2023, totaling $1,500,000 and agreed to pay certain amounts related to vendor payable claims assumed by the Company at Closing totaling $220,00. During the year ended December 31, 2024, the Company recognized a gain on settlement of liabilities of $1,720,000 related to the Settlement Agreement, included in other income on the unaudited consolidated statement of operations.

As of December 31, 2024, the Company owes $645,873 of the Side Letter payable, included in accrued expenses and other current liabilities on the consolidated balance sheet.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations of the combined Successor Predecessor companies for the year ended December 31, 2023 as if the Acquisition occurred on January 1, 2023. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

Year ended December 31,
2023
Revenue	$27,214,143
Operating income	4,962,026
Net income	1,486,496
Net income per common share	$0.28
Weighted Average common shares outstanding	5,235,131

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

The Company had no agreements in place classified as costless collars as of December 31, 2024

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

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2024:

Commodity Swaps
		Weighted
	Volume	average
Period	(Bbls/month)	price ($/Bbl)
Q1-Q4 2024	5,000	$70.21
Q1-Q4 2025	5,000	$70.21

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2023:

Commodity Swaps
		Weighted
	Volume	average
Period	(Bbls/month)	price ($/Bbl)
Q1-Q4 2024	3,000	$71.30
Q1-Q4 2025	3,000	$67.96

Derivative Assets and Liabilities

As of December 31, 2024 and 2023, the Company is conducting derivative activities with one counterparty, which is secured by the lender in the Company’s bank credit facility. The Company believes the counterparty is acceptable credit risk, and the credit worthiness of the counterparty is subject to periodic review. The assets and liabilities are netted given that all positions are held by a single counterparty and subject to a master netting arrangement. The combined fair value of derivatives included in the accompanying consolidated balance sheets as of December 31, 2024 and 2023 is summarized below.

	As of December 31, 2024 (Successor)
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$151,303	$(44,906)	$106,397
Long-term derivative asset	—	—	—
Short-term derivative liability	(44,906)	(44,906)	—
Long-term derivative liability	—	—	—
Total derivative asset			$106,397

	As of December 31, 2023 (Successor)
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$583,035	$(191,547)	$391,488
Long-term derivative asset	76,199	—	76,199
Short-term derivative liability	(191,547)	(191,547)	—
Long-term derivative liability	—	—	—
Total derivative liability			$467,687

The effects of the Company’s derivatives on the consolidated statements of operations are summarized below:

	Successor	Predecessor
	For the Year ended December 31, 2024	November 15, 2023 to December 31, 2023	January 1, 2023 to November 14, 2023
Total gain on unsettled derivatives	$(361,290)	$443,349	$1,215,693
Total loss on settled derivatives	(489,084)	(102,541)	(1,163,736)
Net gain (loss) on derivatives	$(850,374)	$340,808	$51,957

NOTE 5 — LONG-TERM DEBT AND NOTES PAYABLE

The Company’s debt instruments are as follows:

	December 31, 2024	December 31, 2023
Senior Secured Term Loan	$23,696,417	$27,680,703
Seller Promissory Note	15,000,000	15,000,000
Merchant Cash Advances	948,982	-
Convertible Notes Payable at fair value	891,363	-
Private loans	3,556,750	3,469,500
Total	44,093,512	46,150,203
Less: unamortized financing cost	(834,853)	(2,147,346)
Less: current portion including amortization	(9,080,910)	(6,516,651)
Long-term debt, net of current portion	$34,177,749	$37,486,206

Senior Secured Term Loan Agreement

In connection with the Closing, HNRA (for purposes of the Loan Agreement, the “Borrower”) and First International Bank & Trust (“FIBT” or “Lender”), OpCo, SPAC Subsidiary, EON, and LH Operating, LLC (for purposes of the Loan Agreement, collectively, the “Guarantors” and together with the Borrower, the “Loan Parties”), and FIBT entered into a Senior Secured Term Loan Agreement on November 15, 2023 (the “Loan Agreement”), setting forth the terms of a senior secured term loan facility in an aggregate principal amount of $28,000,000 (the “Term Loan”).

Pursuant to the terms of the Term Loan Agreement, the Term Loan was advanced in one tranche on the Closing Date. The proceeds of the Term Loan were used to (a) fund a portion of the purchase price, (b) partially fund a debt service reserve account funded with $2,600,000 at the Closing Date, (c) pay fees and expenses in connection with the purchase and the closing of the Term Loan and (e) other general corporate purposes. The Term Loan accrues interest at a per annum rate equal to the FIBT prime rate plus 6.5% and fully matures on the third anniversary of the Closing Date (“Maturity Date”). Payments of principal and interest will be due on the 15th day of each calendar month, beginning December 15, 2023, each in an amount equal to the Monthly Payment Amount (as defined in the Term Loan Agreement), except that the principal and interest payment due on the Maturity Date will be in the amount of the entire remaining principal amount of the Term Loan and all accrued but unpaid interest then outstanding. An additional one-time payment of principal is due on the date the annual financial report for the year ending December 31, 2024, is due to be delivered by Borrower to Lender in an amount that Excess Cash Flow (as defined in the Term Loan Agreement) exceeds the Debt Service Coverage Ratio (as defined in the Term Loan Agreement) of 1.35x as of the end of such quarter; provided that in no event shall the amount of the payment exceed $5,000,000. As of December 31, 2024, the Company had no such Excess Cash Flow and no additional repayment was required.

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

The Term Loan Agreement contains affirmative and restrictive covenants and representations and warranties. The Loan Parties are bound by certain affirmative covenants setting forth actions that are required during the term of the Term Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, the Loan Parties from time to time will be bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Term Loan Agreement without prior written consent, including, without limitation, incurring certain additional indebtedness, entering into certain hedging contracts, consummating certain mergers, acquisitions or other business combination transactions, consummating certain dispositions of assets, making certain payments on subordinated debt, making certain investments, entering into certain transactions with affiliates, and incurring any non-permitted lien or other encumbrance on assets. The Term Loan Agreement also contains other customary provisions, such as confidentiality obligations and indemnification rights for the benefit of the Lender. The Company was in compliance with covenants of the Term Loan Agreement as of December 31, 2024.

For year ended December 31, 2024, the Company amortized $425,837 to interest expense related to deferred finance costs on the Term Loan Agreement. For the period from November 15, 2023 to December 31, 2023, the Company amortized $56,422 to interest expense. As of December 31, 2024, the principal balance on the Term Loan was $23,696,417, unamortized financing costs was $611,938 and accrued interest was $171,714. As of December 31, 2023, the principal balance on the Term Loan was $27,680,703, unamortized financing costs was $1,036,895 and accrued interest was $173,004.

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

Seller Promissory Note

In connection with the Closing, OpCo issued the Seller Promissory Note to EON Royalty in the principal amount of $15,000,000. The Seller Promissory Note matured on May 15, 2024, bears an interest rate equal 18% per annum, and contains no penalty for prepayment. The Seller Promissory Note is subordinated to the Term Loan as discussed above. Accrued interest on the Seller Promissory Note was $2,952,123 as of December 31, 2024. As a result of the Subordination Agreement, the Company has classified the Seller Promissory Note as a long-term liability on the consolidated balance sheet.

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

During the year ended December 31, 2024, the Company received an additional $450,000 in cash proceeds under unsecured promissory notes with investors with the same terms as those described above. The Company issued an additional 450,000 warrants with an exercise price of $11.50 to these investors in connection with the agreements. There are a total of 5,884,000 warrants issued to these investors.

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

During the year ended December 31, 2024, the Company and certain note holders, including White Lion, entered into exchange agreements whereby the holders agreed to exchange their outstanding working capital notes totaling $300,000 and connected warrants with a fair value of $309,960 at the time of the exchange, for new convertible notes with an aggregate principal amount of $600,000. As a result of the exchange, which added a substantive conversion feature, the Company determined the exchange qualified for extinguishment accounting and recorded a loss on extinguishment of $88,660.

The Company is amortizing the debt discount through a period of nine months from the Closing Date. The Company recognized amortization of debt discount of $1,519,786 during the year ended December 31, 2024. The Company recognized amortization of debt discount of $1,135,131 during the period from November 15, 2023 to December 31, 2023. Accrued interest on the promissory notes was $145,761 and $158,801 as of December 31, 2024 and 2023, respectively.

Convertible Notes Payable

During the year ended December 31, 2024, the Company and certain note holders entered into exchange agreements whereby the holders agreed to exchange their outstanding working capital notes totaling $300,000 and connected warrants with a fair value of $309,960 at the time of the exchange, for new convertible notes. The Convertible notes have a maturity of three years after the issuance date, accrue interest at a rate of 7.5%, and are convertible into Class A common shares at a rate of 90% multiplied by the average of the four lowest VWAP trading prices during the seven day trading period prior to the conversion date. The Company evaluated the instrument under ASC 480 and determined the instrument should be accounted for at fair value due to the variable share settlement. The Company estimate the fair value to be $698,620 at issuance of the notes payable, and estimated the fair value to be $891,364 as of December 31, 2024. The Company recognized a loss of $192,744 during the year ended December 31, 2024.

Accrued interest on the promissory notes was $11,590 as of December 31, 2024.

Predecessor Revolving Credit Facility

On June 25, 2019, the Predecessor entered into a credit agreement (the “Credit Agreement”) with a banking institution for a revolving credit facility (the “Predecessor Revolver”) that provided for a maximum facility amount of $50,000,000 and a letter of credit sublimit not to exceed ten percent of the available borrowing base. As of December 31, 2022, the Company had $26,750,000 of outstanding borrowings under the Revolver and $702,600 of letters of credit outstanding As of November 14, 2023, the balance of the Predecessor Revolver was $23,750,000. The Predecessor Revolver was not assumed by the Company in the MIPA, and was settled by the Sellers from its proceeds from the sale of EON to the Company.

Future Maturities of Long-term debt

The following summarizes the Company’s maturities of all debt instruments described above:

Principal
Fiscal year ended:
December 31, 2025	$9,303,826
December 31, 2026	5,072,930
December 31, 2027	29,425,393
December 31, 2028	—
Total	$43,802,149

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

The fair value of the prepayment was $14,257,648 at inception of the agreement, $6,066,324 as of the Closing date and was $6,067,094 as of December 31, 2023, and is included as a reduction of additional paid-in capital on the consolidated statement of stockholders’ equity. The estimated fair value of the Maturity Consideration is $1,704,416. The Company recognized a gain from the change in fair value of the Forward Purchase Agreement of $561,099 during the year ended December 31, 2024. The Company recognized a gain from the change in fair value of the Forward Purchase Agreement of $3,268,581 during the period from November 15, 2023 to December 31, 2023.

On November 15, 2024, the Company entered into a Confidential Rescission, Settlement, and Release Agreement with the FPA Seller whereby the parties mutually agreed to rescind the Forward Purchase Agreement and related agreements between the parties, which as a result, any transactions, notices or other obligations thereunder are void ab initio. The parties also agreed to release each other of all claims related to the Forward Purchase Agreement, and in exchange for such release, the Company agreed to issue to the FPA Seller 450,000 restricted Class A Common shares which had a fair value of $450,000 based on the closing price of the Company’s common stock at the agreement date. The Company recognized a gain on settlement of the FPA liability of $82,998, which is included in Gain on Extinguishment of Liabilities on the Company’s consolidated statement of operations for the year ended December 31, 2024.

NOTE 7 — STOCKHOLDERS’ EQUITY

As of December 31, 2024, there were 10,323,205 Class A common shares and 500,000 Class B common shares outstanding.

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

As part of the consideration to effect the Acquisition, the Company issued 2,000,000 Class B common shares to the Sellers. Immediately upon the Closing, EON Royalty exercised the OpCo Exchange Right as it relates to 200,000 OpCo Class B units (and 200,000 shares of Class B Common Stock) and received 200,000 shares of Class A common stock.

During the year ended December 31, 2024, EON Royalty exercised its OpCo Exchange Right related to 1,300,000 shares of Class B units and received 1,300,000 shares of Class A Common stock. As a result of the exchange, a total of $8,801,000 was reclassified from noncontrolling interest to additional paid in capital.

Class A Common Stock Issuances

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

During the year ended December 31, 2024, the Company issued 27,963 shares of Class A common stock to officers and employees for shares pledged as collateral on the Company’s Senior Secured Term Loan, which vest immediately. The Company estimated the fair value of the shares using the closing stock price on the date of the grant of $2.01 and recognized stock-based compensation expense of $56,708.

During the year ended December 31, 2024, the Company issued 75,000 shares of Class A common stock to a consultant, which vest annually over three years. The Company estimated the fair value of the shares using the closing stock price on the date of the grant of $2.06 per share. The Company recognized $30,042 of stock-based compensation expense related to this award and expense to recognize an additional $124,458 over the next 2.5 years.

During the year ended December 31, 2024, the Company issued 60,000 shares of Class A common stock to the Company’s former CEO pursuant to his termination agreement, which vested immediately. The Company estimated the fair value of the shares using the closing stock price on the date of the grant of $1.80 per share and recognized stock-based compensation expense of $108,000.

During the year ended December 31, 2024, the Company issued 260,000 Class A Common shares to settle outstanding accrued payables of $260,000 and recognized a loss of approximately $76,000 for the difference in the fair value of the shares issued and the payables balance. The Company also issued 34,000 shares to consultants with a fair value of $32,200 for services rendered to the Company.

On October 18, 2024, the Company entered into a consulting agreement with a third party for financing services on a month to month basis.  As compensation for services the Company will pay the consultant a fee of $20,000 per month consisting of $5,000 in cash and $15,000 in Class A common shares based on the average closing price for the last five trading days of the prior calendar month. The consultant earned 43,800 shares for services through December 31, 2024, which have not yet been issued, and the Company recognized stock-based compensation expense of $36,200.

Restricted Stock Awards

On March 4, 2024, the Compensation Committee of the Board of Directors approved awards of restricted stock units (“RSU’s”) to various employees, non-employee directors and consultants. Non-employee directors received an aggregate of 224,500 RSU’s, with 112,000 RSU’s vesting over 3 years beginning November 15, 2024, and 112,500 RSU’s fully vesting at November 15, 2024. Employees received a total of 225,000 RSU’s, including 50,000 RSU’s each to the Company’s CEO, CFO and General Counsel pursuant to their employment agreements. A total of 35,000 RSU’s of the employee RSU’s vest immediately, with the remainder over 3 years beginning November 15, 2024. The awards also included 60,000 RSU’s pursuant to the agreement with RMH, Ltd., and 30,000 RSU’s to the Company’s former President. These consultant awards vest on November 15, 2024. The Company estimated the fair value of the RSU’s using the stock price of $1.97 per share on the date of grant.

On December 16, 2024, the Compensation Committee of the Board of Directors approved 30,000 awards of restricted stock units (“RSU’s”) to various employees. The Company estimated the fair value of the RSU’s using the stock price of $0.593 per share on the date of grant. The RSU’s vest over 3 years beginning December 16, 2025.

As of December 31, 2024, 213,167 shares of restricted common stock have vested with the remaining 266,333 restricted shares to vest. In connection with the vesting of RSU’s, an aggregate of 13,394 shares were withheld and cancelled for withholdings taxes.

Class A Common Stock Options

During the year ended December 31, 2024, the Compensation Committee of the Board of Directors approved common stock options to purchase 235,000 shares of Class A common stock to various employees including 75,000 to the Company’s CEO and 50,000 to the CFO. The options have a term of 10 years and an exercise price of $2.02 per share, which options vest in 3 equal annual installments.

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2024:

2024
Volatility	110.42%
Expected life (years)	6.0
Risk-free interest rate	4.26%
Dividend rate	—%

The following table summarizes the stock option activity for the years ended December 31, 2024 and 2023:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2023	-	$-
Granted	235,000	$2.02
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and expected to vest, December 31, 2024	235,000	$2.02

The following table discloses information regarding outstanding and exercisable options at December 31, 2024:

	Outstanding			Exercisable
Exercise Price Range	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$2.02	235,000	$2.02	9.19	-	$-
	235,000	$2.02	9.19	-	$-

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of December 31, 2024, the intrinsic value for the options vested and outstanding was $0.

Class A Common Stock Warrants

During the year ended December 31, 2024, the Company issued 1,200,000 common stock warrants to a vendor as an incentive to settle outstanding payable amounts owed. The warrant has a term of 2 years, an exercise price of $0.75 and is exercisable immediately. Upon exercise, the vendor will reduce the payable amount owed based on the exercised amount in lieu of paying cash to the Company.

The following table reflects the weighted average assumptions used to estimate the fair value of stock warrants granted during the year ended December 31, 2024:

2024
Volatility	79.42%
Expected life (years)	2
Risk-free interest rate	3.95%
Dividend rate	—%

The warrants had an estimated fair value of $981,826 which was recognized as stock-based compensation expense during the year ended December 31, 2024.

The following table summarizes the stock warrant activity for the years ended December 31, 2024 and 2023:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2023	-	$-
Granted	14,564,000	$11.50
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding, December 31, 2023	14,564,000	$11.50
Granted	1,650,000	$2.82
Exercised		$-
Forfeited	(300,000)	$11.50
Expired	-	$-
Outstanding and expected to vest, December 31, 2024	15,914,000	$10.69

The following table discloses information regarding outstanding and exercisable warrants at December 31, 2024:

	Outstanding			Exercisable
Exercise Price Range	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.75	1,200,000	$0.75	1.80	1,200,000	$0.75
$11.50	14,714,000	$11.50	3.77	14,714,000	$11.50
	15,914,000	10.69	3.62	15,914,000	3.62

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of December 31, 2024, the intrinsic value for the warrants vested and outstanding was $62,820.

The Company recognized total stock-based compensation expense of $2,778,991 relates to class A common shares issued, RSU vesting, common stock option vesting, and warrants issued during the year ended December 31, 2024 and expects to recognize an additional $750,947 through December 31, 2027 assuming all awards vest.

Non-Redemption Agreement

On November 13, 2023, the Company entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Backstop Investor”) (the “Non-Redemption Agreement”) pursuant to which Backstop Investor agreed to reverse the redemption of 600,000 shares of common stock, par value $0.0001 per share, of HNRA (“Common Stock”). Immediately upon consummation of the closing of the transactions contemplated by the MIPA (the “Closing”), HNRA paid the Backstop Investor, in respect of the Backstop Investor Shares, an amount in cash equal to (x) the Backstop Investor Shares, multiplied by (y) the Redemption Price (as defined in HNRA’s amended and restated certificate of incorporation) minus $5.00, or $3,567,960. The Company paid the BackStop Investor a total of $6,017,960 in cash related to the Non-Redemption Agreement from proceeds of the Trust Account.

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

In consideration for the commitments of White Lion, as described above, during the period from November 16, 2023 to December 31, 2023 (Successor) the Company issued 138,122 shares of Class A common stock to White Lion in satisfaction of a $1,500,000 commitment fee pursuant to the terms of the Common stock Purchase Agreement at a price of $10.86 per share, which is include in general and administrative expenses on the consolidated statement of operations of the Successor as a result of the uncertainty at the issuance date regarding the ability to utilize the Common Stock Purchase Agreement until an effective registration statement was in place.

On March 7, 2024, the Company entered into an Amendment No. 1 to Common Stock Purchase Agreement (the “Amendment”) with White Lion. Pursuant to the Amendment, the Company and White Lion agreed to an aggregate fixed number of Commitment Shares equal to 440,000 shares of common stock to be issued to White Lion in consideration for commitments of White Lion under the Common Stock Purchase Agreement, which the Company agreed to include all of the Commitment Shares on the Initial Registration Statement filed by the Company. The Company recognized share-based compensation expense of $573,568 related to the Amendment due to uncertainty at the issuance date regarding the ability to utilize the Common Stock Purchase Agreement until an effective registration statement was in place and issued the additional 301,878 shares of Class A Common stock in June 2024.

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

During the year ended December 31, 2024, the Company issued 2,230,000 shares under the Common Stock Purchase Agreement for $2,628,334 in net cash proceeds.

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

Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows:

Derivatives

The Company’s commodity price derivatives primarily represent crude oil collar contracts (some with long calls), fixed price swap contracts and differential swap contracts. The asset and liability measurements for the Company’s commodity price derivative contracts are determined using Level 2 inputs. The asset and liability values attributable to the Company’s commodity price derivatives were determined based on inputs that include, but not limited to, the contractual price of the underlying position, current market prices, crude oil forward curves, discount rates, and volatility factors. The Company had a net derivative asset of $106,397 and $467,687 as of December 31, 2024 and 2023, respectively.

Convertible Note Liability

Certain of the Company’s convertible note agreements contain features that contain conversion terms that may require the debt to be settled with a variable number of shares based on discounted pricing to market of the Company’s Class A Common Stock. Under ASC 480, the instrument is accounted for at fair value, which are determined using level 3 inputs.

The following table represents the weighted average inputs used in calculating the fair value of the conversion features of the convertible notes on the date of issuance and December 31, 2024:

	December 31, 2024	Issuance Date

Term, in years	2.92	3
Expected volatility	83.2%	82.40%
Risk-free interest rate	4.27%	4.25%
Expected dividend yield	—%	—%

The Company estimated the present value of the convertible notes using an estimated 15% discount rate and the three-year maturity period. The Company estimated the aggregate fair value at issuance to be $698,620, and estimated the fair value at December 31, 2024 to be $891,364, resulting in a loss on change in fair value of $192,744 for the year ended December 31, 2024.

Forward Purchase Agreement

The fair value upon issuance of the Forward Purchase Agreement (both the FPA Put Option liability and Fixed Maturity Consideration) and the change in fair value is included in other expense, net in the consolidated statements of operations and comprehensive loss. The fair value of the FPA was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over all simulated paths. The Maturity Consideration was also valued as part of this model as the timing of the payment of the Maturity Consideration may be accelerated if the Maturity Date is accelerated. The model also considered the likelihood of a dilutive offering of common stock.

On November 15, 2024, the Company entered into a Confidential Rescission, Settlement, and Release Agreement with the FPA Seller whereby the parties mutually agreed to rescind the Forward Purchase Agreement and related agreements between the parties, which as a result, any transactions, notices or other obligations thereunder are void ab initio. The parties also agreed to release each other of all claims related to the Forward Purchase Agreement, and in exchange for such release, the Company agreed to issue to the FPA Seller 450,000 restricted Class A Common shares with a fair value of $450,000 based on the closing price of the Company’s Class A common stock at the agreement date

The following table represents the weighted average inputs used in calculating the fair value of the prepaid forward contract and the Maturity Consideration as of November 15, 2024, the date of settlement, and December 31, 2023:

	November 15, 2024	December 31, 2023

Stock price	$1.00	$2.03
Term (in years)	2.00	2.88
Expected volatility	75.0%	40.7%
Risk-free interest rate	4.22%	3.96%
Expected dividend yield	—%	—%

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

The Company valued the warrants using the trading prices of the Public Warrants, which mirror the terms of the note payable warrants. The Company also estimated the fair value of the redemption put using a present value calculation for the time from the Closing Date of the MIPA through the 18-month redemption date and an estimated discount rate of 15%. The initial fair value of the warrant liabilities for warrants issued during was $409,334 and $4,506,312 for the years ended December 31, 2024 and 2023, respectively and was recognized as debt discount. The estimated fair value of the warrants and redemption put was $5,681,849 and $4,777,971 as of December 31, 2024 and 2023, respectively, and the Company recognized a change in fair value of the warrant liability of a loss of $804,004 for the year ended December 31, 2024 and a gain of $187,704 during the period from November 15, 2023 to December 31, 2023. The warrant liability estimated fair value is considered a level 3 fair value measurement.

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

NOTE 9 — RELATED PARTY TRANSACTIONS

On May 5, 2022, the Company entered into a Referral Fee and Consulting Agreement (the “Consulting Agreement”) with Alexandria VMA Capital, LLC (“Alexandria”), an entity controlled by Mr. Caravaggio, who became the Company’s CEO on December 17, 2023. Pursuant to the Consulting Agreement, Alexandria provided information and contacts with suitable investments and acquisition candidates for the Company’s initial business combination. In addition, Alexandria provided due diligence, purchasing and negotiating strategy advice, organizational and operational advice, and such other services as requested by the Company. In consideration of the services provided by Alexandria, the Company paid to Alexandria Capital a referral fee of $1,800,000 equal to 2% of the total value of the Company’s business combination, with half being paid by the issuance of 89,000 shares of the Company’s Class A Common Stock. No gain was recognized on the issuance of these shares for the difference in the fair value of the shares and the $900,000 payable due to the related party nature of the transaction. The remaining $900,000 was reflected as accounts payable. As of December 31, 2024 and 2023, the Company owes $403,000 and $762,000 of the fee, respectively.

On January 20, 2023, January 27, 2023, and February 14, 2023, Mr. Caravaggio entered into Private Notes Payable with the Company. Pursuant to the Private Notes Payable, Mr. Caravaggio paid an aggregate amount of $179,000 and received promissory notes in the aggregate principal amount of $179,000, accruing interest at a rate of 15% per annum, and common stock warrants to purchase an aggregate of 179,000 shares of Class A Common Stock of the Company at an exercise price of $11.50 per share. The warrants issued to Mr. Caravaggio are identical to the Public Warrants that are publicly traded on the NYSE American under the symbol “EONR.WS” in all material respects, except that the warrants were not transferable, assignable or salable until 30 days after the Company’s initial business combination. The warrants are exercisable on the same basis as the Public Warrants.

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

On February 15, 2023, the Company entered into a consulting agreement with Rhône Merchant House, Ltd. (“RMH Ltd”), a company controlled by the Company’s former Chairman and CEO Donald H. Goree, which became effective upon the closing of the MIPA for a term of three years. Under the agreement, the Company paid RMH Ltd an initial cash amount of $50,000, an initial award of 60,000 shares of common stock, a monthly payment of $22,000, and two grants, each consisting of RSUs calculated by dividing $250,000 by the stock price on the one year and two-year anniversary of the initial Business Combination. Each of the RSU awards will vest upon the one year and two-year anniversary of the grants. In the event of termination of RMH Ltd. without cause, RMH Ltd. would be entitled to $264,000, and the RSU awards issued to RMH Ltd. would fully vest.

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

As of December 31, 2024 and 2023, the Company has an environmental remediation liability of $675,000 recognized on its consolidated balance sheet relating to an oil spill at one of the Predecessor’s producing sites in fiscal year 2017 which is recorded in other liabilities in the consolidated balance sheets. The producing site was subsequently sold in 2019 and the Predecessor indemnified the purchaser for the remediation costs. Management based the remediation liability on the undiscounted cost received from third- party quotes to remediate the spill. As of December 31, 2024, the Company does not believe it is likely remediation will be required in the next five years.

NOTE 11 — INCOME TAXES

As of December 31, 2024 and 2023, the Company’s net deferred tax assets were as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets
Federal net operating loss	$1,913,959	$454,225
Transaction costs	1,515,401	1,441,904
Other debt costs	-	885,890
Accrued expenses	1,202,259	-
Deferred compensation	446,113	-
Derivative liability	228,732	-
Stock-based compensation	648,697	268,405
Other	45,322	3,611
Total deferred tax assets	6,000,483	3,054,035
Deferred tax liabilities
Oil and natural gas properties	(8,665,914)	(9,097,162)
Unrealized gain on derivatives	(27,302)	(120,013)
Total deferred tax assets	(8,693,216)	(9,217,175)
Net deferred tax liabilities	(2,692,733)	(6,163,140)
Valuation allowance for deferred tax assets	-	-
Net Deferred tax liability, net of allowance	$(2,692,733)	$(6,163,140)

The income tax provision consists of the following:

		For the period from
	For the Year Ended December 31, 2024	November 15, 2023 to December 31, 2023
Current income tax (benefit) expense
Federal	$-	$(22,007)
State	-	-
Total current income tax benefit	-	(22,007)
Deferred tax (benefit) expense:
Federal	(2,840,051)	(1,467,862)
State	(630,356)	(325,795)
Valuation allowance	-	(571,975)
Total deferred income tax (benefit) expense	(3,470,407)	(2,365,632)
Total income tax (benefit) expense	$(3,470,407)	$(2,387,639)

As of December 31, 2024, the Company had $7,458,627 of estimated U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the period from	For the period from
	November 15, 2023 to December 31, 2023	November 15, 2023 to December 31, 2023
Statutory federal income tax rate	21.00%	21.00%
State Taxes (Net of Federal Benefit)	5.02%	2.86%
Permanent Differences	(1.60)%	(8.11)%
Exchange of Class B units for Class A common stock	3.24%	-%
Change in valuation allowance	-%	5.02%
Other	(0.01)%	0.19%
Income tax provision	27.65%	20. 97%

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to permanent differences between GAAP income and taxable income. Periods prior to November 15, 2023 are not shown because the Predecessors were treated as partnerships for U.S. federal income tax purposes and therefore do not record a provision for U.S. federal income tax because the partners of the Predecessors report their share of the Predecessors’ income or loss on their respective income tax returns. The Predecessors are required to file tax returns on Form 1065 with the IRS. The 2021 through 2024 tax years remain open to examination.

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

On January 10, 2025, the Company issued a total of 60,500 Class A common shares to a consultant pursuant to the terms of the consulting agreement described in Note 8, including 43,800 owed as of December 31, 2024.

On January 13, 2025, the Company entered into a settlement agreement with its former President, Donald Orr, whereby the Company agreed to pay Mr Orr. $75,000 in cash and issue 200,000 class A common shares for the termination of his prior consulting agreement.

On January 14, 2025, the Company entered into an agreement with a consultant whereby the Company agreed to issue the consultant 45,050 Class A common shares for the settlement of $45,050 in outstanding services.

On February 10, 2025, the Company entered into a Purchase, Sale, Termination and Exchange Agreement (the “Agreement”), by and among the Company, OpCo, SPAC Subsidiary, HNRA Royalties, EON Royalty, CIC, DenCo, EON Management, and 4400. The closing of the transactions contemplated by the Agreement (the “Closing”) is subject to the satisfaction of various conditions, including the Company obtaining financing.

Pursuant to the Agreement, the Company agreed to purchase the ORRI from EON Royalty for $14,000,000, payable in cash at the Closing. In addition, at the Closing, EON Royalty agreed to waive all outstanding interest accrued under the Seller Note, reduce the outstanding principal amount of the Seller Note to $8,000,000 and settle and discharge the Seller Note in exchange for the payment of $8,000,000 in cash. EON Royalty further agreed to assign and transfer the OpCo Preferred Units to OpCo in exchange for the issuance by the Company of 3,000,000 shares of Class A Common Stock at the Closing. On February 11, 2025, EON Royalty Exchanged the remaining 500,000 OpCo Class B Units for 500,000 shares of Class A Common Stock. As a result, there are no remaining Class B Common shares outstanding as of this filing.

 As consideration for entering into the Agreement, the Company agreed to release the Escrow Shares to EON Royalty and to promptly process any exchange notice delivered by EON Royalty to exchange the Escrow Share for shares of Class A Common Stock, and EON Royalty agreed to deliver such exchange notice within two days of the date of the Agreement. The Agreement contains customary representations, warranties, indemnification provisions closing conditions, and covenants.

The Closing is contingent upon the occurrence of certain conditions, including (i) the availability of financing to the Company, (ii) the receipt by EON Royalty of a consent of First International Bank & Trust to the Agreement and a written termination agreement, executed by the Company and First International Bank & Trust, terminating that certain Subordination Agreement, dated as of November 15, 2023, by and among First International Bank & Trust, the Company and EON Royalty, (iii) the receipt by the Company of any required stockholder consents, (iv) the respective representations and warranties of the parties being true and correct, subject to certain materiality exceptions and (v) the performance by the parties in all material respects of their respective obligations under the Agreement.

The Agreement may be terminated at any time by mutual consent of the parties thereto or by any one party if the counterparty is in material breach of the Agreement. If the Closing does not occur prior to 1:00 p.m. Central Time on June 3, 2025, the Agreement will automatically terminate.

Subsequent to December 31, 2024, the Company and 16 of the Investors (the “Exchange Investors”) entered into exchange agreements (the “Exchange Agreements”) whereby the Exchange Investors exchanged their Old Notes and Old Warrants for convertible promissory notes (the “Convertible Notes”). The principal amounts of the Convertible Notes were determined by adding the original principal amount of the Old Notes and the number of Old Warrants. In connection with the Exchange Agreements, the Company issued Convertible Notes in the aggregate principal amount of $1,566,500 in exchange for Old Notes in the aggregate principal amount of $682,500 and 1,634,000 Old Warrants.

The Convertible Notes mature on January 31, 2028 and accrue interest at a rate of 7.5% per annum. The Convertible Notes may be prepaid by the Company at any time, in whole or in part, without any premium or penalty. The Convertible Notes may be converted by the holders at any time after issuance into shares of Class A Common Stock at a conversion price equal to the greater of (a) $0.25 per share or (b) 90% multiplied by the average of the three lowest VWAPs of the Class A Common Stock over the ten trading days prior to conversion (the “Conversion Price”). If, at any time the Convertible Notes are outstanding, the Company issues or sells Class A Common Stock for no consideration or at a price lower than the then-current Conversion Price, then the Conversion Price of the Convertible Notes will be automatically reduced to the amount of consideration per share received by the Company in such sale or offering. In addition, so long as any Convertible Notes are outstanding, if the Company issues any security on terms more favorable than the Convertible Notes, then the Company must notify the holder and such more favorable term shall become a part of the Convertible Note, at the holder’s option

Subsequent to year end, the Company issued 1,954,514 shares of class A common stock for the conversion of $1,368,000 in convertible notes principal and $10,888 of accrued interest pursuant to the terms of the convertible notes.

Subsequent to December 31, 2024, the Company issued 4,770,000 shares under the Common Stock Purchase Agreement in exchange for cash proceeds of $4,364,572.

Subsequent to year end, an additional 9,357 shares were issued to an employee related to vesting of RSU awards,

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

Capitalized Costs Related to Crude Oil and Natural Gas Producing Activities

Aggregate capitalized costs related to crude oil and natural gas exploration and production activities with applicable accumulated depreciation, depletion, and amortization are presented below as of the dates indicated:

	As of December 31,
	2024	2023
Oil and natural gas properties

Proved	$100,285,138	$94,189,372
Less: accumulated depreciation, depletion, and amortization	(2,759,226)	(352,127)
Net oil and natural gas properties capitalized costs	$97,525,912	$93,837,245

Costs Incurred for Oil and Natural Gas Producing Activities

Costs incurred in crude oil and natural gas exploration and development for the periods presented:

	Successor		Predecessor
	For the Year Ended December 31, 2024	November 15, 2023 to December 31, 2023	January 1, 2023 to November 14, 2023
Exploration costs	$-	$-	$-
Development costs	6,095,765	238,499	6,769,557
Total	$6,095,765	$238,499	$6,769,557

Reserve Quantity Information

The following information represents estimates of the Company’s proved reserves as of December 31, 2024 and 2023, which have been prepared by an independent third party and they are presented in accordance with SEC rules. These rules require SEC reporting companies to prepare their reserve estimates using specified reserve definitions and pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The pricing that was used for estimates of the Company’s reserves as of December 31, 2024 and 2023 was based on an unweighted average 12-month average U.S. Energy Information Administration WTI posted price per Bbl for oil and Henry Hub prices for natural gas price per Mcf for natural gas, adjusted for transportation, quality and basis differentials.

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

The following table and subsequent narrative disclosure provides a roll forward of the total proved reserves for the years ended December 31, 2024 and 2024 as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year:

	For the years ended December 31,
	2024			2023
	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved Reserves:
Beginning of period	15,414	3,525	16,001	17,577	4,572	18,339
Extensions and discoveries	-	-	-	1,817	495	1,900
Dispositions	-	-	-	(1,758)	(457)	(1,834)
Revisions to previous estimates	(1,140)	(471)	(1,219)	(1,758)	(729)	(1,995)
Production	(256)	(213)	(291)	(349)	(356)	(409)
End of period	14,018	2,840	14,492	15,414	3,525	16,001
Proved Developed Reserves:
Beginning of period	11,277	2,674	11,723	13,014	3,572	13,609
End of period	9,803	2,056	10,145	11,277	2,674	11,723
Proved Undeveloped Reserves:
Beginning of period	4,137	850	4,279	4,564	1,000	4,730
End of period	4,215	784	4,346	4,137	850	4,279

Extensions and discoveries. For the year ended December 31, 2024 and 2023, extensions and discoveries contributed to the increase of 0 MBoe and 1,900 MBoe, respectively, in the Company’s proved reserves. The increase of extensions and discoveries in 2024 and 2023 is due to the Company’s development of the Seven Rivers waterflood.

Dispositions: For the year ended December 31, 2023, dispositions represent the removal of reserves attributed to the sale of an undivided royalty interest equal in amount to ten percent (10%) by the Predecessor to EON Royalty of the Predecessor’s all oil, gas and minerals in, under and produced from each lease.

Revisions of previous estimates. For the year ended December 31, 2024, revisions of previous estimates resulted in the decrease of reserves with a negative revision of 1,219 MBoe in the Company’s proved reserves. For the year ended December 31, 2023, revisions of previous estimates resulted in the decrease of reserves with a negative revision of 1,995 MBoe in the Company’s proved reserves. The negative revisions in 2024 and 2023 is primarily attributable to the decrease in year-end SEC commodity prices for oil and natural gas.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	For the year ended December 31,
	2024	2023
	(in thousands)
Future cash inflows	$1,086,436	$1,216,840
Future production costs	(453,384)	(438,653)
Future development costs	(94,156)	(94,156)
Future net cash flows	538,896	684,031
10% annual discount for estimated timing of cash flows	(331,634)	(403,413)
Standardized measure of discounted future net cash flows	$207,262	$280,618

In the foregoing determination of future cash inflows, sales prices used for oil and natural gas for December 31, 2024 and 2023 were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month. Prices were adjusted by lease for quality, transportation fees and regional price differentials. Future costs of developing and producing the proved gas and oil reserves reported at the end of each year shown were based on costs determined at each such year-end, assuming the continuation of existing economic conditions. Furthermore, future development costs include abandonment costs.

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

Changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	For the year ended December 31,
	2024	2023
	(in thousands)
Balance, beginning of period (Successor for 2024, Predecessor for 2023)	$280,618	$519,547
Net change in sales and transfer prices and in production (lifting) costs related to future production	(32,505)	(95,981)
Sales and transfers of oil and natural gas produced during the period	(9,504)	(22,914)
Changes in estimated future development costs	1,550	(2,313)
Previously estimated development incurred during the period	5,628	7,008
Net purchases (divestitures) of reserves in place	-	(138,893)
Net change due to revisions in quantity estimates	(20,516)	(45,534)
Net change due to extensions and discoveries, and improved recovery	—	—
Accretion of discount	28,062	51,955
Timing and other differences	(46,070)	(446)
Standardized measure of discounted future net cash flows (Successor for 2024, Predecessor for 2023)	$207,262	$280,618

NOTE 14 — RESTATEMENT OF PREVIOUSLY ISSUED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In connection with the preparation of the Company's Consolidated Financial Statements as of and for the fiscal year ended December 31, 2024, the Company discovered that as of and for the three and nine months ended September 30, 2024 it had not appropriately accounted for the fair value of its forward purchase agreement. The error resulted in an overstatement of the loss on change in fair value of its forward purchase agreement of $5,190,631 for the three and nine months ended September 30, 2024 and an overstatement of the forward purchase agreement liability by this amount as of September 30, 2024. There was no deferred tax impact of the error.

The misstatements were material to the previously issued condensed consolidated financial statements of the Company and as a result, the Company has restated its condensed consolidated balance sheet, condensed consolidated statements of operations, condensed consolidated statements of changes in stockholder's equity, and condensed consolidated statements of cash flows as of and for the three and nine months ended September 30, 2024 presented herein. The restatement includes adjustments to forward purchase agreement liability, change in fair value of forward purchase agreement, accumulated deficit, net loss before income taxes, net loss, net loss attributable to EON Resources, Inc., and net loss per share.

The impact of the correction of the error is summarized below:

Condensed Consolidated Statement of Operations	Three Months Ended September 30, 2024 (Successor)
	As Reported	Adjustment	As Restated

Change in fair value of FPA liability	$(4,209,294)	$5,190,631	$981,337
Total Other Income (expense)	(6,681,902)	5,190,631	(1,491,271)
Loss before income taxes	(4,697,096)	5,190,631	493,535
Net income (loss)	(3,841,171)	5,190,631	1,349,460
Net income (loss) attributable to EON Resources, Inc.	(3,841,171)	5,190,631	1,349,460
Net income (loss) per share of common stock – basic and diluted	$(0.67)	$0.91	$0.24

Condensed Consolidated Statement of Operations	Nine Months Ended September 30, 2024 (Successor)
	As Reported	Adjustment	As Restated

Change in fair value of FPA liability	$(4,534,766)	$5,190,631	$655,865
Total Other Income (expense)	(10,969,550)	5,190,631	(5,778,919)
Loss before income taxes	(11,577,447)	5,190,631	(6,386,816)
Net income (loss)	(9,172,468)	5,190,631	(3,981,837)
Net income (loss) attributable to EON Resources, Inc.	(9,172,468)	5,190,631	(3,981,837)
Net income (loss) per share of common stock – basic and diluted	$(1.67)	$0.95	$(0.73)

Condensed Consolidated Balance Sheet	As of September 30, 2024 (Successor)
	As Reported	Adjustment	As Restated

Forward purchase agreement liability	$5,628,863	$5,190,631	$438,232
Total current liabilities	44,782,226	5,190,631	39,591,595
Total liabilities	79,043,688	5,190,631	73,853,057
Accumulated deficit	(28,291,213)	5,190,631	(23,100,582)
Total stockholders’ deficit attributable to EON Resources, Inc.	(6,425,818)	5,190,631	(1,235,187)
Total stockholders’ equity	24,134,996	5,190,631	29,325,627
Total liabilities and stockholders’ equity	$103,178,684	$5,190,631	$108,369,315

Condensed Consolidated Statement of Cash Flows	Nine Months Ended September 30, 2024 (Successor)
	As Reported	Adjustment	As Restated

Net income (loss)	$(9,172,468)	$5,190,631	$(3,981,837)
Change in fair value of FPA liability	(4,534,766)	5,190,631	655,865
Net cash provided by operating activities	$3,346,362	$-	$3,346,362