Form 10-Q
period 2025-03-31
EON Resources Inc.
filed 2025-05-15
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, 19,769,341 shares of Class A Common Stock, par value $0.0001 per share, were issued and outstanding.

EON Resources, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

Part I. Financial Information

Item 1. Financial Statements

EON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,074,094	$2,971,558
Accounts receivable
Crude Oil and natural gas sales	1,702,245	1,777,846
Other	254,943	4,418
Short-term derivative instrument asset	164,185	106,397
Prepaid expenses and other current assets	574,788	298,886
Total current assets	5,770,255	5,159,105
Crude oil and natural gas properties, successful efforts method:
Proved Properties	100,926,091	100,285,138
Accumulated depreciation, depletion, amortization and impairment	(2,856,300)	(2,759,226)
Total oil and natural gas properties, net	98,069,791	97,525,912
Other property, plant and equipment, net	20,000	20,000
Long-term derivative instrument asset	-	-
TOTAL ASSETS	$103,860,046	$102,705,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,599,927	$8,870,324
Accounts payable – related parties	445,349	445,349
Accrued liabilities and other	8,393,414	7,923,613
Revenue and royalties payable	4,117,471	3,191,171
Revenue and royalties payable - Related Parties	179,856	132,563
Deferred underwriting fee payable	1,199,368	1,065,000
Related party notes payable, net of discount	2,900,000	3,556,750
Current portion of warrant liability	4,118,030	5,681,849
Current portion of long term debt	5,754,397	5,524,160
Forward purchase agreement liability	-	-
Total current liabilities	33,707,812	36,390,779
Long-term debt, net of current portion and discount	32,099,417	33,286,385
Convertible note liability	1,562,257	891,364
Deferred tax liability	1,922,348	2,692,733
Asset retirement obligations	1,385,056	1,049,285
Other liabilities	675,000	675,000
Total for non-current liabilities	37,644,078	38,594,767
Total liabilities	71,351,890	74,985,546
Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Class A Common stock, $0.0001 par value; 100,000,000 authorized shares, 17,918,226 and 10,323,205 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,792	1,032
Class B Common stock, $0.0001 par value; 20,000,000 authorized shares, 0 and 500,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	50
Additional paid in capital	41,237,209	31,312,003
Accumulated deficit	(29,951,259)	(28,199,028)
Total stockholders’ equity attributable to EON Resources, Inc.	11,287,742	3,114,057
Noncontrolling interest	21,220,414	24,605,414
Total stockholders’ equity	32,508,156	27,719,471
Total liabilities and stockholders’ equity	$103,860,046	$102,705,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended March 31, 2025	Three months Ended March 31, 2024

Revenues
Crude oil	$4,392,605	$4,971,150
Natural gas and natural gas liquids	139,532	178,608
Gain (loss) on derivative instruments, net	(85,071)	(1,997,247)
Other revenue	117,532	130,588
Total revenues	4,564,598	3,283,099
Expenses
Production taxes, transportation and processing	397,216	428,280
Lease operating	1,921,321	2,299,518
Depletion, depreciation and amortization	97,075	476,074
Accretion of asset retirement obligations	335,771	33,005
General and administrative	2,084,545	2,309,824
Total expenses	4,835,928	5,546,701
Operating loss	(271,330)	(2,263,602)
Other Income (expenses)
Change in fair value of warrant liability	(162,520)	(624,055)
Change in fair value of convertible note liability	(129,746)	-
Change in fair value of FPA liability	-	(349,189)
Gain on extinguishment of liabilities	92,294	-
Amortization of debt discount	(337,370)	(813,181)
Interest expense	(1,744,246)	(1,860,582)
Interest income	16,675	15,105
Other Income (expense)	13,627	723
Total other expenses	(2,251,286)	(3,631,179)
Loss before income taxes	(2,522,616)	(5,894,781)
Income tax benefit	770,385	1,201,279
Net loss	(1,752,231)	(4,693,502)
Net loss attributable to noncontrolling interests	-	-
Net loss attributable to EON Resources, Inc.	$(1,752,231)	$(4,693,502)

Weighted average share outstanding, common stock - basic and diluted	15,338,289	5,235,131
Net loss per share of common stock – basic and diluted	$(0.11)	$(0.90)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Total
							Stockholders’
	Class A		Class B		Additional		(Deficit) Equity Attributable to EON		Total Stockholders’
	Common Stock		Common Stock		Paid-In	Accumulated	Resources	Noncontrolling	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Interest	Equity

Balance – December 31, 2024	10,323,205	$1,032	500,000	$50	$31,312,003	$(28,199,028)	$3,114,057)	$24,605,414	$27,719,471

Share-based compensation	325,457	33	-	-	368,060	-	368,093	-	368,093
Shares issued under equity line of credit	4,770,000	477	-	-	4,341,055	-	4,341,532	-	4,341,532
Shares issued for conversion of note payables	1,954,514	195	-	-	1,786,046	-	1,786,241	-	1,786,241
Shares issued to settle accounts payable	45,050	5	-	-	45,045	-	45,050	-	45,050
Class B exchanged for Class A	500,000	50	(500,000)	(50)	3,385,000	-	3,385,000	(3,385,000)	-
Net loss	-	-	-	-	-	(1,752,231)	(1,752,231)	-	(1,752,231)
Balance – March 31, 2025	17,918,226	$1,792	-	$-	$41,237,209	$(29,951,259)	$11,287,742	$21,220,414	$32,508,156

Balance – December 31, 2023	5,235,131	$524	1,800,000	$180	$16,317,856	$(19,118,745)	$(2,800,185)	$33,406,414	$30,606,229

Share-based compensation	-	-	-	-	699,248	-	699,248	-	699,248
Net loss	-	-	-	-	-	(4,693,502)	(4,693,502)	-	(4,693,502)
Balance – March 31, 2024	5,235,131	$524	1,800,000	$180	$17,017,104	$(23,812,247)	$(6,794,439)	$33,406,414	$26,611,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EON RESOURCES, INC.

(FORMERLY HNR ACQUISITION CORP)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating activities:
Net loss	$(1,752,231)	$(4,693,502)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	97,075	476,074
Accretion of asset retirement obligations	335,771	33,005
Equity-based compensation	368,093	699,248
Deferred income tax benefit	(770,385)	(1,201,279)
Amortization of debt issuance costs	337,370	813,181
Gain on extinguishment of liabilities	(92,294)	-
Change in fair value of unsettled derivatives	(57,788)	1,860,093
Change in fair value of convertible note liability	129,746	-
Change in fair value of warrant liability	162,520	624,055
Change in fair value of forward purchase agreement	-	349,189
Changes in operating assets and liabilities:
Accounts receivable	(174,924)	(23,985)
Prepaid expenses and other assets	(275,902)	59,758
Accounts payable	(1,723,056)	(1,812,255)
Accrued liabilities and other	615,057	3,161,477
Royalties payable	926,300	560,392
Royalties payable, related party	47,293	214,394
Net cash provided by (used in) operating activities	(1,827,355)	1,119,845
Investing activities:
Development of crude oil and gas properties	(1,117,540)	(571,003)
Purchases of other equipment	-	(20,000)
Net cash used in investing activities	(1,117,540)	(591,003)
Financing activities:
Repayments of long-term debt	(1,133,324)	(887,174)
Proceeds from short-term notes payable	617,500	-
Repayment of short-term notes payable	(778,277)	-
Proceeds from related party notes payable	-	250,000
Repayment of related party notes payable	-	(33,750)
Proceeds from sale of common stock	4,341,532	-
Net cash provide by (used in) financing activities	3,047,431	(670,924)

Net change in cash and cash equivalents	102,536	(142,082)
Cash and cash equivalents at beginning of period	2,971,558	3,505,454
Cash and cash equivalents at end of period	$3,074,094	$3,363,372

Cash paid during the period for:
Interest on debt	$1,323,179	$1,387,458
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:

Debt discount related to warrants issued with Private Notes Payable	$-	$223,908
Accrued purchases of property and equipment at period end	$476,586	$1,295,923

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

Effective November 15, 2023, the Company completed its initial business combination. Through its subsidiary Pogo Resources, LLC, a Texas limited liability Company “(“Pogo” or “Pogo Resources”) and its subsidiary LH Operating, LLC, a Texas limited liability company “(“LHO”), the Company is an independent oil and natural gas company focused on the acquisition, development, exploration, and production of oil and natural gas properties in the Permian Basin. The Permian Basin is located in west Texas and southeastern New Mexico and is characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. The Company’s properties are in the Grayburg-Jackson Field in Eddy County, New Mexico, which is a sub-area of the Permian Basin. The Company focuses exclusively on vertical development drilling.

Going Concern Considerations

At March 31, 2025, the Company had $3,074,094, in cash and a working capital deficit of $27,937,557. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company had positive cash flow from operations of $1,827,355 for the three months ended March 31, 2025 and $3,700,686 for the year ended December 31, 2024. Additionally, management’s plans to alleviate this substantial doubt by improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock under the Common Stock Purchase Agreement. The Company has a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund the Company operations and production growth, and be used to reduce liabilities of the Company. Through March 31, 2025, the Company has received $6,969,866 in cash proceeds related to the sale of 7,000,000 shares of common stock under the Common Stock Purchase Agreement.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 16, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

The Company’s Class B Common Stock does not have economic rights to the undistributed earnings of the Company, and are not considered participating securities under ASC 260. As such, they are excluded from the calculation of net income (loss) per common share.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement warrants to purchase an aggregate of 6,847,500 shares, warrants to purchase 4,225,500 shares issued in connection with Private Notes Payable, and warrants to purchase 1,200,000 issued to a vendor in the calculation of diluted income per share, since the effective of those instruments would be anti-dilutive. As a result, diluted income (loss) per share of common stock is the same as basic loss per share of common stock for the period presented.

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

As of March 31, 2025 and December 31, 2024, the Company had approximately 96% and 99% of accounts receivable with two customers, respectively.

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

The Company recognized depreciation, depletion, and amortization expense totaling $97,075 and $476,074 for the three months ended March 31, 2025 and 2024, respectively.

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

The Company did not recognize any impairment of oil and natural gas properties in the periods presented.

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

Customers

The Company sold 100% of its crude oil and natural gas production to two customers for the three months ended March 31, 2025 and 2024. Inherent to the industry is the concentration of crude oil, natural gas and natural gas liquids (“NGLs”) sales to a limited number of customers. This concentration has the potential to impact the Company’s overall exposure to credit risk in that its customers may be similarly affected by changes in economic and financial conditions, commodity prices or other conditions. Given the liquidity in the market for the sale of hydrocarbons, the Company believes the loss of any single purchaser, or the aggregate loss of several purchasers, could be managed by selling to alternative purchasers in the operating areas.

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

In accordance with Accounting Standards Codification ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, the warrants issued in connection with the Private Notes Payable do not meet the criteria for equity classification due to the redemption right whereby the holder may require the Company to settle the warrant in cash 18 months after the closing of the Membership Interest Purchase Agreement (“MIPA”) whereby the Company acquired Pogo and LHO, and must be recorded as liabilities. The warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change. The Public Warrants issued in connection with the Company’s initial public offering are classified as equity instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of March 31, 2025, the Company’s cash balances exceeded the FDIC limit by $2,793,778. At March 31, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate was approximately 31% and 20% for the three months ended March 31, 2025 and 2024, respectively.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. Under this ASU, entities must disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires entities to disclose additional information about income taxes paid. ASU 2023-09 is effective for financial statements for annual periods beginning after December 15, 2024. The Company is currently evaluating the potential impact of adopting this guidance on the consolidated financial statements and the notes to consolidated financial statements.

In November of 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Under this ASU entities must disclose for interim and annual reporting periods, in the notes to financial statements, additional information about specific expense categories. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements and the notes to consolidated financial statements.

Other than described above, management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — DERIVATIVES

Derivative Activities

The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs, which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments. The Company has historically used crude diff swaps, fixed price swaps, and costless collars. As of March 31, 2025, the Company’s derivative financial instruments consisted of costless collars and crude diff swaps, which are described below:

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

The Company had no agreements in place classified as costless collars as of March 31, 2025 or December 31, 2024.

Crude price differential swaps

The Company has entered into commodity swap contracts that are effective over the next 1 to 24 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations.

The following table reflects the weighted-average price of open commodity swap contracts as of March 31, 2025:

Commodity Swaps
		Weighted
	Volume	average
Period	(Bbls/month)	price ($/Bbl)
Q2 2025	5,000	$70.21
Q3-Q4 2025	5,000	$70.21

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2024:

Commodity Swaps
		Weighted
	Volume	average
Period	(Bbls/month)	price ($/Bbl)
Q1-Q4 2024	5,000	$70.21
Q1-Q4 2025	5,000	$70.21

Derivative Assets and Liabilities

As of March 31, 2025 and December 31, 2024, the Company is conducting derivative activities with one counterparty, which is secured by the lender in the Company’s bank credit facility. The Company believes the counterparty is acceptable credit risk, and the credit worthiness of the counterparty is subject to periodic review. The assets and liabilities are netted given that all positions are held by a single counterparty and subject to a master netting arrangement. The combined fair value of derivatives included in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024 is summarized below.

	As of March 31, 2025
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$189,116	$(24,931)	$164,185
Long-term derivative asset	-	—	-
Short-term derivative liability	(24,931)	24,931	-
Long-term derivative liability		—	-
Total derivative liability			$164,185

	As of December 31, 2024
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$151,303	$(44,906)	$106,397
Long-term derivative asset	—	—	—
Short-term derivative liability	(44,906)	(44,906)	—
Long-term derivative liability	—	—	—
Total derivative asset			$106,397

The effects of the Company’s derivatives on the consolidated statements of operations are summarized below:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Total gain (loss) on unsettled derivatives	$57,788	$(1,860,093)
Total gain (loss) on settled derivatives	(142,859)	(137,154)
Net gain (loss) on derivatives	$(85,071)	$(1,997,247)

NOTE 5 — LONG-TERM DEBT AND NOTES PAYABLE

The Company’s debt instruments are as follows:

	March 31, 2025	December 31, 2024
Senior Secured Term Loan	$22,563,093	$23,696,417
Seller Promissory Note	15,000,000	15,000,000
Merchant Cash Advances	1,047,028	948,982
Convertible Notes Payable, including at $63,757 accounted for at fair value	1,562,257	891,363
Private loans	2,900,000	3,556,750
Total	43,072,378	44,093,512
Less: unamortized financing cost	(756,307)	(834,853)
Less: current portion including amortization	(8,654,397)	(9,080,910)
Long-term debt, net of current portion	$33,661,674	$34,177,749

Senior Secured Term Loan Agreement

In connection with the closing of the Company’s initial business combination (the “Closing”), the Company (for purposes of the Loan Agreement, the “Borrower”) and First International Bank & Trust (“FIBT” or “Lender”), HNRA Upstream, LLC, the Company’s subsidiary (“OpCo”), HNRA Partner, Inc., a subsidiary of OpCo (“SPAC Subsidiary”), the Company, and LH Operating, LLC (for purposes of the Loan Agreement, collectively, the “Guarantors” and together with the Borrower, the “Loan Parties”), and FIBT entered into a Senior Secured Term Loan Agreement on November 15, 2023 (the “Loan Agreement”), setting forth the terms of a senior secured term loan facility in an aggregate principal amount of $28,000,000 (the “Term Loan”).

Pursuant to the terms of the Term Loan Agreement, the Term Loan was advanced in one tranche on the date of closing of the Company’s initial business combination (the “Closing Date”). The proceeds of the Term Loan were used to (a) fund a portion of the purchase price, (b) partially fund a debt service reserve account funded with $2,600,000 at the Closing Date, (c) pay fees and expenses in connection with the purchase and the closing of the Term Loan and (e) other general corporate purposes. The Term Loan accrues interest at a per annum rate equal to the FIBT prime rate plus 6.5% and fully matures on the third anniversary of the Closing Date (“Maturity Date”). Payments of principal and interest will be due on the 15th day of each calendar month, beginning December 15, 2023, each in an amount equal to the Monthly Payment Amount (as defined in the Term Loan Agreement), except that the principal and interest payment due on the Maturity Date will be in the amount of the entire remaining principal amount of the Term Loan and all accrued but unpaid interest then outstanding. An additional one-time payment of principal is due on the date the annual financial report for the year ending December 31, 2024, is due to be delivered by Borrower to Lender in an amount that Excess Cash Flow (as defined in the Term Loan Agreement) exceeds the Debt Service Coverage Ratio (as defined in the Term Loan Agreement) of 1.35x as of the end of such quarter; provided that in no event shall the amount of the payment exceed $5,000,000. As of December 31, 2024, the Company had no such Excess Cash Flow and no additional repayment was required.

The Borrower may elect to prepay all or a portion greater than $1,000,000 of the amounts owed prior to the Maturity Date. In addition to the foregoing, the Borrower is required to prepay the Term Loan with the net cash proceeds of certain dispositions and upon the decrease in value of collateral.

On the Closing Date, Borrower deposited $2,600,000 into a Debt Service Reserve Account (the “Debt Service Reserve Account”). The Debt Service Reserve Account may be used by Lender at any time and from time to time, in Lender’s sole discretion, to pay (or to supplement Borrower’s payments of) the obligations due under the Term Loan Agreement.

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

The Term Loan Agreement contains affirmative and restrictive covenants and representations and warranties. The Loan Parties are bound by certain affirmative covenants setting forth actions that are required during the term of the Term Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, the Loan Parties from time to time will be bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Term Loan Agreement without prior written consent, including, without limitation, incurring certain additional indebtedness, entering into certain hedging contracts, consummating certain mergers, acquisitions or other business combination transactions, consummating certain dispositions of assets, making certain payments on subordinated debt, making certain investments, entering into certain transactions with affiliates, and incurring any non-permitted lien or other encumbrance on assets. The Term Loan Agreement also contains other customary provisions, such as confidentiality obligations and indemnification rights for the benefit of the Lender. The Company was in compliance with covenants of the Term Loan Agreement as of March 31, 2025.

For three months ended March 31, 2025 and 2024, the Company amortized $128,543 and $42,279 to interest expense related to deferred finance costs on the Term Loan Agreement. As of March 31, 2025, the principal balance on the Term Loan was $22,563,093, unamortized financing costs was $483,395 and accrued interest was $162,339. As of December 31, 2024, the principal balance on the Term Loan was $23,696,417, unamortized financing costs was $611,938 and accrued interest was $171,714.

Pledge and Security Agreement

In connection with the Term Loan, FIBT and the Loan Parties entered into a Pledge and Security Agreement on November 15, 2023 (the “Security Agreement”), whereby the Loan Parties granted a senior security interest to FIBT on all assets of the Loan Parties, except certain excluded assets described therein.

Guaranty Agreement

In connection with the Term Loan, FIBT and the Loan Parties entered into a Guaranty Agreement on November 15, 2023 (the “Guaranty Agreement”), whereby the Guarantors guaranteed payment and performance of all Loan Parties under the Term Loan Agreement.

Subordination Agreement

In connection with the Term Loan and the Seller Promissory Note, the Lenders, the sellers of Pogo and LHO (the “Sellers”) and the Company entered into a Subordination Agreement whereby the Sellers cannot require repayment, nor commence any action or proceeding at law or equity against the Company or the Lenders to recover any or all of the unpaid Seller Promissory Note until the Term Loan is repaid in full.

Seller Promissory Note

In connection with the Closing, OpCo issued the Seller Promissory Note to Pogo Royalty, LLC (“Pogo Royalty”) in the principal amount of $15,000,000 (the “Seller Note”). The Seller Note matures on May 15, 2024, bears an interest rate equal 12% per annum, and contains no penalty for prepayment. As the Seller Note was not repaid in full prior to its stated maturity date, OpCo will owe interest from and after default equal to the lesser of 18% per annum and the highest amount permissible under law, compounded monthly. The Seller Note is subordinated to the Term Loan as discussed above. Accrued interest on the Seller Note was $3,595,684 and $2,952,123 as of March 31, 2025 and December 31, 2024, respectively. As a result of the Subordination Agreement, the Company has classified the Seller Note as a long-term liability on the consolidated balance sheet.

Private Notes Payable

Prior to December 31, 2023, the Company entered into various unsecured promissory notes with existing investors of the Company for total principal of $5,434,000 (the “Private Notes Payable”). The Private Notes Payable bear interest at the greater of 15% or the highest rate allowed under law, and have a stated maturity date of the five-year anniversary of the closing of the MIPA. The investors may demand repayment beginning six months after the closing of the MIPA. The investors also received common stock warrants equal to the principal amount funded. Each warrant entitles the holder to purchase three quarters of one share of common stock at a price of $11.50. Each warrant became exercisable on the closing date of the MIPA and is exercisable through the five-year anniversary of the promissory note agreement date. The warrants also grant the holder a one-time redemption right to require the Company to pay the holder in cash equal to $1 per warrant 18 months following the closing of the MIPA, or May 15, 2025. Based on the redemption right present in these warrants, the warrants are accounted for as a liability in accordance with ASC 480 and ASC 815 and a debt discount on the Private Notes Payable, with the changes in fair value of the warrants recognize in the statement of operations.

During the year ended December 31, 2024, the Company and certain note holders, including White Lion, entered into exchange agreements (the “2024 Exchange Agreements”) whereby the holders agreed to exchange their outstanding working capital notes totaling $300,000 and connected warrants with a fair value of $309,960 at the time of the exchange, for new convertible notes with an aggregate principal amount of $600,000. As a result of the exchange, which added a substantive conversion feature, the Company determined the exchange qualified for extinguishment accounting and recorded a loss on extinguishment of $88,660.

The Company is amortizing the debt discount through a period of nine months from the Closing Date. The Company recognized amortization of debt discount of $0 and $770,902 during the three months ended March 31, 2025 and 2024, respectively. Accrued interest on the promissory notes was $120,709 and $145,761 as of March 31, 2025 and December 31, 2024, respectively.

Convertible Notes Payable

During the year ended December 31, 2024, the Company and certain note holders entered into exchange agreements whereby the holders agreed to exchange their outstanding working capital notes totaling $300,000 and connected warrants with a fair value of $309,960 at the time of the exchange, for new convertible notes. The Convertible notes have a maturity of three years after the issuance date, accrue interest at a rate of 7.5%, and are convertible into shares of Class A Common Stock at a rate of 90% multiplied by the average of the four lowest VWAP trading prices during the seven day trading period prior to the conversion date. The Company evaluated the instrument under ASC 480 and determined the instrument should be accounted for at fair value due to the variable share settlement. The Company estimated the fair value to be $698,620 at issuance of the notes payable, and revalues the convertible notes at each reporting period. During the three months ended March 31, 2025, an aggregate of $550,000 of principal on these notes and $10,492 of accrued interest, which combined had a fair value of $957,353 at the date of conversion, were converted into 841,336 shares of common stock. The Company estimated the fair value of the remaining convertible notes described above to be $63,756 and $891,364 as of March 31, 2025 and December 31, 2024, respectively, and recognized a loss on change in fair value of $129,746 during the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company and 16 of its Private Note Payable Investors (the “Exchange Investors”) entered into exchange agreements (the “2025 Exchange Agreements”) whereby the Exchange Investors exchanged their Old Notes and Old Warrants for convertible promissory notes (the “Convertible Notes”). The principal amounts of the Convertible Notes were determined by adding the original principal amount of the Old Notes and the number of Old Warrants. In connection with the 2025 Exchange Agreements, the Company issued Convertible Notes in the aggregate principal amount of $2,316,500 in exchange for Old Notes in the aggregate principal amount of $682,500 and 1,634,000 Old Warrants. The Company recognized a gain of $92,294 on the extinguishment of the Old Notes and Old Warrants.

The Convertible Notes mature on January 31, 2028 and accrue interest at a rate of 7.5% per annum. The Convertible Notes may be prepaid by the Company at any time, in whole or in part, without any premium or penalty. The Convertible Notes may be converted by the holders at any time after issuance into shares of Class A Common Stock at a conversion price equal to the greater of (a) $0.25 per share or (b) 90% multiplied by the average of the three lowest VWAPs of the Class A Common Stock over the ten trading days prior to conversion (the “Conversion Price”). If, at any time the Convertible Notes are outstanding, the Company issues or sells Class A Common Stock for no consideration or at a price lower than the then-current Conversion Price, then the Conversion Price of the Convertible Notes will be automatically reduced to the amount of consideration per share received by the Company in such sale or offering. In addition, so long as any Convertible Notes are outstanding, if the Company issues any security on terms more favorable than the Convertible Notes, then the Company must notify the holder and such more favorable term shall become a part of the Convertible Note, at the holder’s option

During the three months ended March 31, 2025, the Company issued 1,113,178 shares of Class A Common Stock for the conversion of $818,000 in convertible notes principal and $396 of accrued interest pursuant to the terms of the convertible notes.

Accrued interest on the convertible promissory notes was $23,429 and $11,590 as of March 31, 2025 and December 31, 2024, respectively.

Merchant Cash Advances

On December 4, 2024, the Company entered into a merchant cash advance agreement with a third party. The Company received $330,700 in cash proceeds. The Company will repay an aggregate of $497,000 on a weekly basis through July 2025. The difference between the proceeds received and the total repayment was recognized as debt discount, and is amortized through the maturity date. As of March 31, 2025 and December 31, 2024, the remaining balance owed on this advance was $231,928 and $447,299, respectively.

On March 18, 2025, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $617,500 and will repay an aggregate of $858,000 to the lender on a weekly basis through December 2025. As of March 31, 2025 the remaining balance owed on this advance was $815,100

As of March 31, 2025 and December 31, 2024, there was $272,912 and $222,916 of unamortized discount related to the merchant cash advances, and the Company recognized $208,224 of amortization of debt discount related to the advances.

Future Maturities of Long-term debt

The following summarizes the Company’s maturities of debt instruments:

Principal
12 months ended:
March 31, 2026	$8,927,309
March 31, 2027	17,582,812
March 31, 2028	16,562,257
Total	$43,072,378

NOTE 6 — STOCKHOLDERS’ EQUITY

As of March 31, 2025, there were 17,918,226 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.

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

As part of the consideration to effect the Company’s initial business combination, the Company issued 2,000,000 shares of Class B Common Stock to the Sellers. Immediately upon the Closing, Pogo Royalty exercised the OpCo Exchange Right as it relates to 200,000 OpCo Class B units (and 200,000 shares of Class B Common Stock), and received 200,000 shares of Class A Common Stock. During the year ended December 31, 2024, Pogo Royalty exercised its right to exchange 1,300,000 shares of Class B units for 1,300,000 shares of Class A Common Stock. As a result of the exchange, a total of $8,801,000 was reclassified from noncontrolling interest to additional paid in capital.

On February 10, 2025, the Company entered into a Purchase, Sale, Termination and Exchange Agreement (the “Termination Agreement”), by and among the Company, OpCo, SPAC Subsidiary, HNRA Royalties, LLC, Pogo Royalty, CIC Pogo LP, DenCo Resources, LLC, Pogo Resources Management, LLC, and 4400 Holdings LLC. The closing of the transactions contemplated by the Termination Agreement is subject to the satisfaction of various conditions, including the Company obtaining financing.

Pursuant to the Termination Agreement, the Company agreed to purchase an irrevocable and exclusive option to purchase a certain 10% overriding royalty interest in certain oil and gas assets owned by Pogo (the “ORRI”) from Pogo Royalty for $14,000,000, payable in cash at the closing of the transactions contemplated by the Termination Agreement. In addition, at the closing of transactions contemplated by the Termination Agreement, Pogo Royalty agreed to waive all outstanding interest accrued under the Seller Note, reduce the outstanding principal amount of the Seller Note to $8,000,000 and settle and discharge the Seller Note in exchange for the payment of $8,000,000 in cash. Pogo Royalty further agreed to assign and transfer 1,500,000 preferred units, representing the all preferred units of OpCo held by Pogo Royalty, to OpCo in exchange for the issuance by the Company of 3,000,000 shares of Class A Common Stock at the closing of transactions contemplated by the Termination Agreement.

As consideration for entering into the Termination Agreement, the Company agreed to release the 500,000 shares of Class B Common Stock that were being held in escrow to Pogo Royalty and to promptly process any exchange notice delivered by Pogo Royalty to exchange such shares of Class B Common Stock for shares of Class A Common Stock, and Pogo Royalty agreed to deliver such exchange notice within two days of the date of the Termination Agreement. The Termination Agreement contains customary representations, warranties, indemnification provisions closing conditions, and covenants. On February 11, 2025, Pogo Royalty Exchanged the remaining 500,000 OpCo Class B Units and shares of Class B Common Stock for 500,000 shares of Class A Common Stock. As a result, there are no remaining shares of Class B Common Stock outstanding as of this filing, and $3,385,000 was reclassified from noncontrolling interest to additional paid in capital.

The closing of transactions contemplated by the Termination Agreement is contingent upon the occurrence of certain conditions, including (i) the availability of financing to the Company, (ii) the receipt by Pogo Royalty of a consent of FIBT to the Termination Agreement and a written termination agreement, executed by the Company and FIBT, terminating that certain Subordination Agreement, dated as of November 15, 2023, by and among FIBT, the Company and Pogo Royalty, (iii) the receipt by the Company of any required stockholder consents, (iv) the respective representations and warranties of the parties being true and correct, subject to certain materiality exceptions and (v) the performance by the parties in all material respects of their respective obligations under the Agreement.

The Agreement may be terminated at any time by mutual consent of the parties thereto or by any one party if the counterparty is in material breach of the Agreement. If the closing of transactions contemplated by the Termination Agreement does not occur prior to 1:00 p.m. Central Time on June 3, 2025, the Termination Agreement will automatically terminate.

During the three months ended March 31, 2025, the Company issued 1,954,514 shares of Class A Common Stock for the conversion of $1,368,000 in convertible notes principal and $10,888 of accrued interest pursuant to the terms of the convertible notes.

On October 18, 2024, the Company entered into a consulting agreement with a third party for financing services on a month to month basis.  As compensation for services the Company will pay the consultant a fee of $20,000 per month consisting of $5,000 in cash and $15,000 in Class A common shares based on the average closing price for the last five trading days of the prior calendar month. During the three months ended March 31, 2025, the Company issued a total of 116,100 shares of Class A Common Stock pursuant to the terms of the consulting agreement,. The Company recognized stock-based compensation expense of $45,000

On January 13, 2025, the Company entered into a settlement agreement with its former President, Donald Orr, whereby the Company agreed to pay Mr Orr $75,000 in cash to settle outstanding accounts payable owed to Mr. Orr, and issued 200,000 shares of Class A Common Stock for the termination of his prior consulting agreement which had a fair value of $226,000 and was included in general and administrative expenses.

On January 14, 2025, the Company entered into an agreement with a consultant whereby the Company agreed to issue the consultant 45,050 shares of Class A Common Stock for the settlement of $45,050 in outstanding services.

The Company recognized total stock-based compensation expense of $368,093 and 699,248 during the three months ended March 31, 2025 and 2024, respectively and expects to recognize an additional $750,947 through December 31, 2026 assuming all awards vest. During the three months ended March 31, 2025, 9,357 shares were issued to an employee related to vesting of RSU awards.

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

During the three months ended March 31, 2025, the Company issued 4,770,000 shares under the Common Stock Purchase Agreement in exchange for cash proceeds of $4,341,532.

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

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows:

Derivatives

The Company’s commodity price derivatives primarily represent crude oil collar contracts (some with long calls), fixed price swap contracts and differential swap contracts. The asset and liability measurements for the Company’s commodity price derivative contracts are determined using Level 2 inputs. The asset and liability values attributable to the Company’s commodity price derivatives were determined based on inputs that include, but not limited to, the contractual price of the underlying position, current market prices, crude oil forward curves, discount rates, and volatility factors. The Company had a net derivative asset of $164,185 as of March 31, 2025 and had a net derivative asset of $106,397 as of December 31, 2024.

Warrant Liability

Based on the redemption right present in the warrants issued in connection with promissory notes, the warrants are accounted for as a liability in accordance with ASC 480 and ASC 815, with the changes in fair value of the warrants recognize in the statement of operations.

The Company valued the warrants using the trading prices of the Public Warrants, which mirror the terms of the note payable warrants. The Company also estimated the fair value of the redemption put using a present value calculation for the time from the Closing Date of the MIPA through the 18-month redemption date and an estimated discount rate of 15%. The estimated fair value of the warrants and redemption put was $4,118,030 and $5,681,849 as of March 31, 2025 and December 31, 2024, respectively, and the Company recognized a change in fair value of the warrant liability of a loss of $162,520 during the three months ended March 31, 2025. The warrant liability estimated fair value is considered a level 3 fair value measurement.

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

NOTE 8 — RELATED PARTY TRANSACTIONS

On May 5, 2022, the Company entered into a Referral Fee and Consulting Agreement (the “Consulting Agreement”) with Alexandria VMA Capital, LLC (“Alexandria”), an entity controlled by Mr. Caravaggio, who became the Company’s CEO on December 17, 2023. Pursuant to the Consulting Agreement, Alexandria provided information and contacts with suitable investments and acquisition candidates for the Company’s initial business combination. In addition, Alexandria provided due diligence, purchasing and negotiating strategy advice, organizational and operational advice, and such other services as requested by the Company. In consideration of the services provided by Alexandria, the Company paid to Alexandria Capital a referral fee of $1,800,000 equal to 2% of the total value of the Company’s business combination, with half being paid by the issuance of 89,000 shares of the Company’s Class A Common Stock. No gain was recognized on the issuance of these shares for the difference in the fair value of the shares and the $900,000 payable due to the related party nature of the transaction. The remaining $900,000 was reflected as accounts payable. As of March 31, 2025 and December 31, 2024, the Company owes $313,000 and $403,000 of the fee, respectively.

On January 20, 2023, January 27, 2023, and February 14, 2023, Mr. Caravaggio entered into Private Notes Payable with the Company. Pursuant to the Private Notes Payable, Mr. Caravaggio paid an aggregate amount of $179,000 and received promissory notes in the aggregate principal amount of $179,000, accruing interest at a rate of 15% per annum, and common stock warrants to purchase an aggregate of 179,000 shares of Class A Common Stock of the Company at an exercise price of $11.50 per share. The warrants issued to Mr. Caravaggio are identical to the Public Warrants that are publicly traded on the NYSE American under the symbol “HNRAQ” in all material respects, except that the warrants were not transferable, assignable or salable until 30 days after the Company’s initial business combination. The warrants are exercisable on the same basis as the Public Warrants. On November 13, 2023, pursuant to an Exchange Agreement, the Company agreed with Dante Caravaggio to exchange, in consideration of the surrender and forgiveness of an aggregate amount (including principal and interest accrued thereon) of $100,198 due under the Private Notes Payable, for 20,040 shares of Class A Common Stock at a price per share equal to $5.00 per share. During the three months ended March 31, 2025, the Company entered into a 2025 Exchange Agreement with Mr. Caravaggio to exchange $89,500 of principal and 179,000 of warrants into a convertible note with a principal amount of $268,500. See Note 6 for further information.

On February 14, 2023, the Company entered into a consulting agreement with Donald Orr, the Company’s former President, which became effective upon the closing of the MIPA for a term of three years. Under the agreement, the Company will pay Mr. Orr an initial cash amount of $25,000, an initial award of 30,000 shares of common stock, a monthly payment of $8,000 for the first year of the agreement and $12,000 per month for the remaining two years, and two grants, each consisting of restricted stock units (“RSUs”) calculated by dividing $150,000 by the stock price on the one year and two year anniversary of the initial Business Combination. Each of the RSU awards will vest upon the one year and two-year anniversary of the grants. In the event of termination of Mr. Orr without cause, Mr. Orr will be entitled to 12 months of the monthly payment in effect at that time, and the RSU awards issued to Mr. Orr shall fully vest. The 60,000 RSU’s were approved by the Board and issued in March of 2024. On January 13, 2025, the Company entered into a settlement agreement with its Mr. Orr, whereby the Company agreed to pay Mr Orr. $75,000 in cash and issued 200,000 shares of Class A Common Stock for the termination of his prior consulting agreement.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2025 and December 31, 2024, the Company had recorded an environmental remediation liability of $675,000 relating to an oil spill at one of the Company’s producing sites in fiscal year 2017 which is recorded in other liabilities in the consolidated balance sheets. The producing site was subsequently sold in 2019 and the Predecessor indemnified the purchaser for the remediation costs. Management based the remediation liability on the undiscounted cost received from third- party quotes to remediate the spill. As of December 31, 2024, the Company does not believe it is likely remediation will be required in the next five years.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued.

Subsequent to March 31, 2025, the Company issued 1,500,000 shares under the Common Stock Purchase Agreement in exchange for cash proceeds of $593,760.

On March 21, 2025, the Company entered into an agreement with a consultant to provide marketing and distribution services to the Company through September 30, 2025. Subsequent to March 31, 2025, the Company issued 120,000 shares of Class A Common Stock. Prior to September 30, 2025, in the event the Company’s shares achieve a consecutive 20 trading day moving average trading price of $1 or more, the consultant will receive $60,000 of shares of Class A Common Stock.

On March 28, 2025, the Company entered into an agreement with a consultant to provide transaction advisory services. Subsequent to March 31, 2025, the Company issued 100,000 shares of Class A Common Stock. In the event any transaction introduced by the consultant is closed, the consultant will be entitled to a fee of 3% of the aggregate consideration of such transaction and would receive 3% of any consideration paid to the Company related to drilling, completing plugging or abandoned the first three horizontal wells.

On April 28, 2025, the Company agreed to issue 98,615 shares to a vendor to settle accounts payable of $98,615.

On May 7, 2025, the Company issued a total of 32,500 Class A common shares to a consultant pursuant to the terms of the consulting agreement described in Note 6, including 55,422 owed as of March 31, 2025.

Subsequent to March 31, 2025, the Company and 14 of the Investors (the “Exchange Investors”) entered into exchange agreements (the “Exchange Agreements”) whereby the Exchange Investors exchanged their Old Notes and Old Warrants for convertible promissory notes (the “Convertible Notes”). The principal amounts of the Convertible Notes were determined by adding the original principal amount of the Old Notes and the number of Old Warrants. In connection with the Exchange Agreements, the Company issued Convertible Notes in the aggregate principal amount of $6,850,000 in exchange for Old Notes in the aggregate principal amount of $2,900,000 and 3,950,000 Old Warrants.

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

Our average daily production for the three months ended March 31, 2025 was 749 barrel of oil equivalent (“BOE”) per day. Our average daily production for the year ended December 31, 2024, was 798 BOE per day. The decrease in production is due to an increase in well downtime, water injection flowlines that needed repair or replacement, and the conveyance of the 10% Override royalty interest to Pogo Royalty.

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

The price at which our oil and natural gas production are sold typically reflects either a premium or discount to the New York Mercantile Exchange (“NYMEX”) benchmark price. Thus, our operating results are also affected by changes in the oil price differentials between the applicable benchmark and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the three months ended March 31, 2025 and 2024, was $(1.98) and $(5.51) per barrel, respectively. Our natural gas price differential during the three months ended March 31, 2025 and 2024, was $0.79 and $0.54 per one thousand cubic feet (“Mcf”), respectively. Fluctuations in our price differentials and realizations are due to several factors such as gathering and transportation costs, takeaway capacity relative to production levels, regional storage capacity, gain/loss on derivative contracts and seasonal refinery maintenance temporarily depressing demand.

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

Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2025 and 2024.

	For the three months ended March 31,
	2025	2024
Average NYMEX Prices (1)
Oil (per Bbl)	$71.84	$77.56
Natural gas (per Mcf)	$4.94	$2.67

(1)	Based on average NYMEX closing prices.

For the three months ended March 31, 2025, the average NYMEX oil pricing was $71.84 per barrel of oil or 7% lower than the average NYMEX price per barrel for the three months ended March 31, 2024. Our settled derivatives decreased our realized oil price per barrel by $2.28 and $2.05 in the three months ended March 31, 2025, and 2024, respectively. Our average realized oil price per barrel after reflecting settled derivatives and location differentials was $67.78 and $72.15 for the three months ended March 31, 2025 and 2024, respectively.

The average NYMEX natural gas pricing for the three months ended March 31, 2025, was $4.94 per Mcf, or 95% higher than the average NYMEX price of $2.13 per Mcf for the three months ended March 31, 2024.

Results of Operations

Three months ended March 31, 2025 Compared to Three months ended March 31, 2024

The following table sets forth selected operating data for the periods indicated. Average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Revenues
Crude oil	$4,392,605	$4,971,150
Natural gas and natural gas liquids	139,532	178,608
Gain (loss) on derivative instruments, net	(85,071)	(1,997,247)
Other revenue	117,532	130,588
Total revenues	$4,564,598	3,283,099

Average sales prices:
Oil (per Bbl)	$70.06	$74.20
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	(2.28)	(2.05)
Oil net of settled oil derivatives (per Bbl)	67.78	72.15

Natural gas (per Mcf)	$4.94	$2.67

Realized price on a BOE basis excluding settled commodity derivatives	$67.24	$67.03
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	(2.12)	(1.79)
Realized price on a BOE basis including settled commodity derivatives	$65.12	$65.24

Expenses
Production taxes, transportation and processing	397,216	428,280
Lease operating	1,921,321	2,299,518
Depletion, depreciation and amortization	97,075	476,074
Accretion of asset retirement obligations	335,771	33,005
General and administrative	2,084,545	2,309,824
Total expenses	4,835,928	5,546,701

Costs and expenses (per BOE):
Production taxes, transportation, and processing	$5.89	$5.57
Lease operating expenses	28.50	29.93
Depreciation, depletion, and amortization expense	1.44	6.20
Accretion of asset retirement obligations	4.98	0.43
General and administrative	30.93	30.06

Net producing wells at period-end	342	342

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes. For the three months ended March 31, 2025, our oil and natural gas sales decreased 12% from the three months ended March 31, 2024, excluding the effect of settled commodity derivatives, and a 12% decrease in production volumes. Production volumes decreased for the three months ended March 31, 2025 from the three months ended March 31, 2024 as a result of increased flaring of natural gas during the current period.

Production for the comparable periods is set forth in the following table:

	For the Three Months Ended March 31,
	2025	2024
Production:
Oil (MBbl)	63	67
Natural gas (MMcf)	28	59
Total (MBOE)(1)	67	77

Average daily production:
Oil (Bbl)	697	739
Natural gas (Mcf)	314	653
Total (BOE)(1)	749	848

(1)	Natural gas is converted to BOE at the rate of one-barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Contracts

We enter into commodity derivatives instruments to manage the price risk attributable to future oil production. We recorded a loss on derivative contracts of $85,071 for the three months ended March 31, 2025, compared to a loss of $1,997,247 for the three months ended March 31, 2024. Higher commodity prices in the three months ended March 31, 2025, resulted in realized losses of $142,859 compared to realized losses of $137,154 for the three months ended March 31, 2024. For the three months ended March 31, 2025, unrealized gains were $57,788 compared to unrealized losses of $1,860,093 for the three months ended March 31, 2024.

For the three months ended March 31, 2025, our average realized oil price per barrel after reflecting settled derivatives was $65.12 compared to $62.53 for the three months ended March 31, 2024. For the three months ended March 31, 2025, our settled derivatives decreased our realized oil price per barrel by $2.12 compared to decreasing the price per barrel by $1.79 for the three months ended March 31, 2024. As of March 31, 2025, we ended the period with a $164,185 net derivative asset compared to a net asset of $106,397 as of December 31, 2024.

Other Revenue

Other revenue was $117,532 for the three months ended March 31, 2025, compared to $130,588 for the three months ended March 31, 2024. The revenue is related to providing water services to a third party. The contract is for one year starting on September 1, 2022, and has been renewed by mutual agreement.

Lease Operating Expenses

Lease operating expenses were $1,921,321 for the three months ended March 31, 2025, compared to $2,299,518 for the three months ended March 31, 2024. On a per unit basis, production expenses decreased 0.6% from $29.93 per BOE for the three months ended March 31, 2024, to $28.50 per BOE for the three months ended March 31, 2025.

Production Taxes, Transportation and Processing

We pay production taxes, transportation and processing costs based on realized oil and natural gas sales. Production taxes, transportation and processing costs were $397,216 for the three months ended March 31, 2025, compared to $428,280 for the three months ended March 31, 2024. As a percentage of oil and natural gas sales, these costs were 9% in the three months ended March 31, 2025 and 2024. Production taxes, transportation, and processing as a percent of total oil and natural gas sales are consistent with historical trends.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $97,075 for the three months ended March 31, 2025 compared to $476,074 for the three months ended March 31, 2024. DD&A was $1.44 per BOE for the three months ended March 31, 2025, compared to $6.20 per BOE for the three months ended March 31, 2024. The aggregate decrease in DD&A expense for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was driven by the decrease in oil and gas production.

Accretion of Asset Retirement Obligations

Accretion expense was $335,771 for the three months ended March 31, 2025, compared to $33,005 for the three months ended March 31, 2024. Accretion expense was $4.98 per BOE for the three months ended March 31, 2025, compared to $0.43 per BOE for the three months ended March 31, 2024. The aggregate increase in accretion expense for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was driven by changes in certain assumptions, specifically the inflation factor.

General and Administrative

General and administrative expenses were $2,084,545 for the three months ended March 31, 2025, compared to $2,309,824 for the three months ended March 31, 2024. The decrease in general and administrative expenses is primarily due to decreased stock-based compensation in the current period of $368,093 compared to $699,248 in the comparative period.

Interest Expense and amortization of financing costs

Interest expense was $1,744,246 for the three months ended March 31, 2025, compared to $1,860,582 for the three months ended March 31, 2024. The decrease in interest expense is driven by the decreases in the Senior Secured term loan and the Private Notes Payable.

During the three months ended March 31, 2025, the Company recorded $337,370 related to the amortization of financing costs compared to $813,181 for the three months ended March 31, 2024. These costs are attributable to deferred finance costs paid on the Senior Secured Term Loan, and discounts associated with the Private Notes Payable during 2023.

Change in fair value of forward purchase agreement

The change in fair value of forward purchase agreement consisted of a loss of $349,189 for the three months ended March 31, 2024 related to the inputs used in our fair value estimate of the FPA Put Option, primarily the decline in our stock price during the three months ended March 31, 2024. The key inputs to the fair value estimate include our stock price, which declined during the Successor period, and the likelihood, timing and price of a potential dilutive offering. The FPA put option was settled during the year ended December 31, 2024 and therefore no change in fair value was recorded in the three months ended March 31, 2025.

Change in fair value of warrant and convertible note liabilities

The change in fair value of warrant liabilities consisted of a loss of $162,520 for the three months ended March 31, 2025, compared to a loss of $624,055 for the three months ended March 31, 2024, related to fluctuations in the trading price of our warrants, a portion of which are accounted for as liabilities due to the redemption provisions in those issued to Private Note holders.

The change in fair value of convertible note liabilities consisted of a loss of $129,746 for the three months ended March 31, 2025.

 Gain on extinguishment of liabilities

The Company recognized a gain on extinguishment of liabilities of $92,294 during the three months ended March 31, 2025 related to the exchange of certain notes payable and warrant liabilities for convertible note agreements.

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

As of March 31, 2025, we had outstanding debt of $22,563,093 under our Senior Secured Term Loan, $15,000,000 under the Seller Promissory Note, and $2,900,000 of outstanding private notes payable, $1,548,500 of convertible notes payable and $1,047,028 from merchant cash advances. A total of $8,654,397 of this is due within one year. As of March 31, 2025, we had $3,074,094 of cash and cash equivalents on hand, of which $2,600,000 is in an escrow account pursuant to the requirements of the Senior Secured Term Loan, and had a working capital deficit of $27,937,557. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

We had negative cash flow from operations of $1,827,355 for the three months ended March 31, 2025 and positive cash flow from operations of $3,700,686 for the year ended December 31, 2024. Additionally, management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock. We have a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund our operations and production growth, and be used to reduce liabilities. Through the date of this filing, we have received $6,969,866 in cash proceeds related to the sale of 7,000,000 shares of common stock under this agreement and expect to continue to utilize it to fund operational needs. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline from expected levels.

Cash Flows

Sources and uses of cash for the three months ended March 31, 2025 and 2024, are as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Net cash (used in) provided by operating activities	$(1,827,355)	$1,119,845
Net cash used in investing activities	(1,117,540)	(591,003)
Net cash (used in) provided by financing activities	3,047,431	(670,924)
Net change in cash and cash equivalents	$102,536	$(142,082)

Operating Activities

The change in net cash flow used operating activities for the three months ended March 31, 2025, as compared to 2024 is primarily due to decreased production volumes and a reduction in payable balances during the current period.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was primarily related to $1,117,540 in development costs for our reserves. Cash flows used in investing activities for the three months ended March 31, 2024 consisted primarily of $571,003 of cash paid for development costs of our reserves.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025 were primarily related to the sale of common stock under the Common Stock Purchase agreement of $4,341,532 and proceeds of $617,500 from short term notes payable offset by repayments of the Senior Secured Term Loan of $1,133,324 and Private Notes Payable of $778,277. Cash flows used in financing activities for the three months ended March 31, 2024 were primarily related to repayments of the Senior Secured Term Loan of $887,174 and Private Notes Payable of $33,750, partially offset by an additional $250,000 in cash proceeds from the Private Notes Payable issued during the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025.

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

Our proved reserve information included in our Annual Report on its Form 10-K filed with the SEC on April 16, 2025 as of December 31, 2024 and 2023, was prepared by independent petroleum engineers. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify, positively or negatively, material revisions to the estimate of proved reserves.

It should not be assumed that the standardized measure included as of December 31, 2024, is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the 2024 standardized measure on a twelve-month average of commodity prices on the first day of each month in 2024 and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See Note 12 of notes to the consolidated annual financial statements for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (Principal Executive Officer) and our Chief Executive Officer (Principal Financial Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Executive Officer (Principal Financial Officer) concluded that, our disclosure controls and procedures were not effective related to the lack of sufficient accounting personnel to manage the Company’s financial accounting process, lack of segregation of duties, proper accounting for complex financial instruments, lack of design and implementation of controls related to oil and gas activities, which combined constituted a material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management assessed the effectiveness of our internal control over financial reporting at March 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2025 due to the material weakness in our internal control over financial reporting described above. We plan to enhance our processes to identify and appropriately recognize accounting transactions in a timelier manner, and understand the nuances of the complex accounting standards that apply to our consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report as amended on Form 10-K filed with the SEC on April 16, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Purchase, Sale, Termination and Exchange Agreement by and among Company, OpCo, SPAC Subsidiary, HNRA Royalties, Pogo Royalty, CIC, DenCo, Pogo Management, and 4400dated February 10, 2025 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 13, 2025 and incorporated herein by reference).
3.1	Form of Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on form 8-K filed on August 30, 2023 and incorporated herein by reference).
3.2	Certificate of Amendment to Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on September 16, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 18, 2024 and incorporated herein by reference).
3.3	Amended and Restated Bylaws, effective September 17, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 18, 2024 and incorporated herein by reference).
3.4	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 26, 2024).
10.1	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 24, 2025)
10.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 24, 2025)
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EON Resources, Inc.

Date: May 15, 2025	By:	/s/ Dante Caravaggio
	Name:	Dante Caravaggio
	Title:	Chief Executive Officer

Date: May 15, 2025	By:	/s/ Mitchell B. Trotter
	Name:	Mitchell B. Trotter
	Title:	Chief Financial Officer