Form 10-Q
period 2025-06-30
EON Resources Inc.
filed 2025-08-14
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, 37,301,357 shares of Class A Common Stock, par value $0.0001 per share, were issued and outstanding.

EON Resources, Inc.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

Part I. Financial Information

Item 1. Financial Statements

EON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,060,971	$2,971,558
Accounts receivable
Crude Oil and natural gas sales	1,433,262	1,777,846
Other	218,915	4,418
Short-term derivative instrument asset	674,314	106,397
Prepaid expenses and other current assets	488,183	298,886
Total current assets	5,875,645	5,159,105
Crude oil and natural gas properties, successful efforts method:
Proved Properties	103,382,842	100,285,138
Accumulated depreciation, depletion, amortization and impairment	(3,314,491)	(2,759,226)
Total oil and natural gas properties, net	100,068,351	97,525,912
Other property, plant and equipment, net	20,000	20,000
Long-term derivative instrument asset	-	-
TOTAL ASSETS	$105,963,996	$102,705,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,279,528	$8,870,324
Accounts payable – related parties	301,064	445,349
Accrued liabilities and other	9,118,446	7,923,613
Revenue and royalties payable	4,434,575	3,191,171
Revenue and royalties payable - Related Parties	152,888	132,563
Deferred underwriting fee payable	1,199,368	1,065,000
Related party notes payable, net of discount	-	3,556,750
Current portion of warrant liability	-	5,681,849
Current portion of long term debt	6,121,756	5,524,160
Forward purchase agreement liability	-	-
Total current liabilities	27,607,625	36,390,779
Long-term debt, net of current portion and discount	30,860,457	33,286,385
Convertible note liability	5,650,000	891,364
Deferred tax liability	1,523,603	2,692,733
Asset retirement obligations	1,430,899	1,049,285
Other liabilities	675,000	675,000
Total for non-current liabilities	40,139,959	38,594,767
Total liabilities	67,747,584	74,985,546
Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Class A Common stock, $0.0001 par value; 100,000,000 authorized shares, 34,345,107 and 10,323,205 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3,435	1,032
Class B Common stock, $0.0001 par value; 20,000,000 authorized shares, 0 and 500,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	50
Additional paid in capital	48,064,746	31,312,003
Accumulated deficit	(31,072,183)	(28,199,028)
Total stockholders’ equity attributable to EON Resources, Inc.	16,995,998	3,114,057
Noncontrolling interest	21,220,414	24,605,414
Total stockholders’ equity	38,216,412	27,719,471
Total liabilities and stockholders’ equity	$105,963,996	$102,705,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenues
Crude oil	$3,520,740	$4,885,959	$7,913,345	$9,857,109
Natural gas and natural gas liquids	67,840	128,084	207,372	306,692
Gain (loss) on derivative instruments, net	889,479	(83,478)	804,408	(2,080,725)
Other revenue	105,089	130,230	222,621	260,818
Total revenues	4,583,148	5,060,795	9,147,746	8,343,894
Expenses
Production taxes, transportation and processing	302,850	408,985	700,066	837,265
Lease operating	1,993,454	2,094,181	3,914,775	4,393,699
Depletion, depreciation and amortization	458,190	522,542	555,265	998,616
Accretion of asset retirement obligations	95,322	40,526	251,538	73,531
General and administrative	1,941,044	2,323,662	4,025,589	4,633,486
Total expenses	4,790,860	5,389,896	9,447,233	10,936,597
Operating loss	(207,712)	(329,101)	(299,487)	(2,592,703)
Other Income (expenses)
Change in fair value of warrant liability	10,030	277,167	(152,490)	(346,888)
Change in fair value of convertible note liability	(1,931)	-	(131,677)	0
Change in fair value of forward purchase agreement liability	-	23,717	-	(325,472)
Amortization of financing costs	(332,447)	(662,076)	(669,817)	(1,475,257)
Interest expense	(1,678,538)	(2,030,317)	(3,422,784)	(3,890,899)
Interest income	22,353	14,257	39,028	29,362
Gain on extinguishment of liabilities	207,307	1,720,000	299,601	1,720,000
Other Income (expense)	281,715	783	295,342	1,506
Total other expenses	(1,491,511)	(656,469)	(3,742,797)	(4,287,648)
Loss before income taxes	(1,699,223)	(985,570)	(4,042,284)	(6,880,351)
Income tax provision	398,744	347,775	1,169,129	1,549,054
Net loss	(1,300,479)	(637,795)	(2,873,155)	(5,331,297)
Net loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to HNR Acquisition Corp.	$(1,300,479)	$(637,795)	$(2,873,155)	$(5,331,297)

Weighted average share outstanding, common stock - basic and diluted	22,575,043	5,427,537	18,809,177	5,331,334
Net income (loss) per share of common stock – basic and diluted	$(0.06)	$(0.12)	$(0.15)	$(1.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Total
							Stockholders’
	Class A		Class B		Additional		(Deficit) Equity Attributable to EON		Total Stockholders’
	Common Stock		Common Stock		Paid-In	Accumulated	Resources	Noncontrolling	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Interest	Equity

Balance – December 31, 2024	10,323,205	$1,032	500,000	$50	$31,312,003	$(28,199,028)	$3,114,057	$24,605,414	$27,719,471

Share-based compensation	325,457	32	-	-	368,060	-	368,093	-	368,093
Shares issued under equity line of credit	4,770,000	477	-	-	4,341,055	-	4,341,532	-	4,341,532
Shares issued for conversion of note payables	1,954,514	195	-	-	1,786,046	-	1,786,241	-	1,786,241
Shares issued to settle accounts payable	45,050	5	-	-	45,045	-	45,050	-	45,050
Class B exchanged for Class A	500,000	50	(500,000)	(50)	3,385,000	-	3,385,000	(3,385,000)	-
Net loss	-	-	-	-	-	(1,572,676)	(1,572,676)	-	(1,572,676)
Balance – March 31, 2025	17,918,226	1,792	-	-	41,237,209	(29,771,704)	11,467,297	21,220,414	32,687,711

Share-based compensation	328,800	33	-	-	237,652	-	237,685	-	237,685
Shares issued under equity line of credit	6,000,000	600	-	-	2,682,200	-	2,682,800	-	2,682,800
Shares issued for conversion of note payables	7,999,466	800	-	-	2,763,387	-	2,764,187	-	2,764,187
Shares issued to settle accounts payable	98,615	10	-	-	49,298	-	49,308	-	49,308
Shares issued for acquisition of oil and gas leases	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Shares issued for acquisition of oil and gas equipment	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Net loss	-	-	-	-	-	(1,300,479)	(1,300,479)	-	(1,300,479)
Balance – June 30, 2025	34,345,107	$3,435	-	$-	$48,064,746	$(31,072,183)	$16,995,998	$21,220,414	$38,216,412

Balance – December 31, 2023	5,235,131	$524	1,800,000	$180	$16,317,856	$(19,118,745)	$(2,800,185)	$33,406,414	$30,606,229

Share-based compensation	-	-	-	-	699,248	-	699,248	-	699,248
Net loss	-	-	-	-	-	(4,693,502)	(4,693,502)	-	(4,693,502)
Balance – March 31, 2024	5,235,131	524	1,800,000	180	17,017,104	(23,812,247)	(6,794,439)	33,406,414	26,611,975

Share-based compensation	301,878	30	-	-	490,690	-	490,720	-	490,720
Net loss	-	-	-	-	-	(637,795)	(637,795)	-	(637,795)
Balance – June 30, 2024	5,537,009	$554	1,800,000	$180	$17,507,794	$(24,450,042)	$(6,941,514)	$33,406,414	$26,464,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EON RESOURCES, INC.

(FORMERLY HNR ACQUISITION CORP)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Operating activities:
Net loss	$(2,873,155)	$(5,331,297)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	555,265	998,616
Accretion of asset retirement obligations	251,538	73,531
Equity-based compensation	605,778	1,189,968
Deferred income tax benefit	(1,169,130)	(1,549,054)
Amortization of debt issuance costs	669,817	1,475,257
Gain on extinguishment of liabilities	(299,601)	(1,720,000)
Change in fair value of unsettled derivatives	(567,917)	1,682,123
Change in fair value of convertible note liability	131,677	-
Change in fair value of warrant liability	152,490	346,888
Change in fair value of forward purchase agreement	-	325,472
Changes in operating assets and liabilities:
Accounts receivable	130,087	116,423
Prepaid expenses and other assets	(189,297)	(55,482)
Accounts payable	(1,681,028)	1,857,482
Accounts payable related parties	(144,285)
Accrued liabilities and other	1,367,083	1,606,641
Royalties payable	1,243,404	1,019,305
Royalties payable, related party	20,325	214,394
Net cash provided by (used in) operating activities	(1,796,949)	2,250,267
Investing activities:
Development of crude oil and gas properties	(2,638,532)	(1,192,769)
Purchases of other equipment	-	(20,000)
Net cash used in investing activities	(2,638,532)	(1,212,769)
Financing activities:
Repayments of long-term debt	(2,309,681)	(1,891,454)
Proceeds from short-term notes payable	1,098,048	-
Repayment of short-term notes payable	(1,287,805)	-
Proceeds from related party notes payable	-	450,000
Repayment of related party notes payable	-	(37,750)
Proceeds from sale of common stock	7,024,332	-
Net cash provided by (used in) financing activities	4,524,894	(1,479,204)

Net change in cash and cash equivalents	89,413	(441,706)
Cash and cash equivalents at beginning of period	2,971,558	3,505,454
Cash and cash equivalents at end of period	$3,060,971	$3,063,748

Cash paid during the period for:
Interest on debt	$2,211,614	$2,393,838
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:

Debt discount related to warrants issued with Private Notes Payable	$-	$409,834
Accrued purchases of property and equipment at period end	$766,104	$2,347,526
Shares issued for acquisition of oil and gas leases	$547,600	$-
Shares issued for acquisition of oil and gas equipment	$547,600	$-
Establishment of asset retirement obligation on new oil and gas lease	$130,076	$-
Class B exchanged for Class A	$3,385,050	$-
Shares issued for conversion of note payables	$4,550,428	$-

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

Going Concern Considerations

At June 30, 2025, the Company had $3,060,971 in cash and a working capital deficit of $21,731,980. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company had negative cash flow from operations of $1,796,949 for the six months ended June 30, 2025 and positive cash flows from operations of $3,700,686 for the year ended December 31, 2024. Additionally, management’s plans to alleviate this substantial doubt by improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock under the Common Stock Purchase Agreement. The Company has a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund the Company operations and production growth, and be used to reduce liabilities of the Company. Through June 30, 2025, the Company has received $9,652,666 in cash proceeds related to the sale of 13,000,000 shares of common stock under the Common Stock Purchase Agreement.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 16, 2025. The interim results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Revision of previously issued financial statements

During the preparation of its financial statements for the three months ended June 30, 2025, the Company determined the asset retirement obligation liability and related accretion of asset retirement obligation expenses incurred during the three months ended March 31, 2025 was overstated. The error was determined to not be material to these previously reported numbers, and therefore the previously issued consolidated financial statements are not re-issued. The impact to accretion expense of these adjustments was immaterial.

The following tables summarize the changes made to the affected financial statements and results of operations.

	March 31, 2025	Adjustments	March 31, 2025
	As Reported		As Revised
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Asset retirement obligations	1,385,056	(179,555)	1,205,501
Total for non-current liabilities	37,644,078	(179,555)	37,464,523
Total liabilities	71,351,890	(179,555)	71,172,335
Commitments and Contingencies
Stockholders’ (deficit) equity
Accumulated deficit	(29,951,259)	179,555	(29,771,704)
Total stockholders’ (deficit) attributable to HNR Acquisition Corp	11,287,742	179,555	11,467,297
Total stockholders’ equity	32,508,156	179,555	32,687,711
Total liabilities and stockholders’ equity	103,860,046	-	103,860,046

	Three Months Ended March 31, 2025	Adjustments	Three Months Ended March 31, 2025
	As Reported		As Revised
Expenses
Accretion of asset retirement obligations	335,771	(179,555)	156,216
Total expenses	4,835,928	(179,555)	4,656,373
Operating income (loss)	(271,330)	179,555	(91,775)
Income (loss) before income taxes	(2,522,616)	179,555	(2,343,061)
Net income (loss)	(1,752,231)	179,555	(1,572,676)
Net income (loss) attributable to HNR Acquisition Corp.	$(1,752,231)	$179,555	$(1,572,676)

Weighted average share outstanding, common stock - basic and diluted	5,235,131	5,235,131	5,235,131
Net income (loss) per share of common stock – basic and diluted	$(0.11)	0.01	$(0.10)

							Total
	Class A		Class B		Additional		Stockholders’ (Deficit) Equity Attributable to HNR		Total Stockholders’
	Common Stock		Common Stock		Paid In	Accumulated	Acquisition	Noncontrolling	(Deficit)
	Shares	Amount	Shares	Amount	Capital	deficit	Corp.	Interest	Equity
As Reported
Net loss	-	-	-	-		(1,752,231)	(1,752,231)	-	(1,752,231)
Balance – March 31, 2024	5,235,131	$524	1,800,000	$180	$17,017,104	$(29,951,259)	$11,287,742	$33,406,414	$32,508,156

Adjustment						$(179,555)	$(179,555)	$-	$(179,555)

As Revised
Net loss	-	-	-	-		(1,572,676)	(1,572,676)	-	(1,572,676)
Balance – March 31, 2024	5,235,131	$524	1,800,000	$180	$17,017,104	$(29,771,704)	$11,467,297	$33,406,414	$32,687,711

	Three Months Ended March 31, 2025	Adjustments	Three Months Ended March 31, 2025
	As Reported		As Revised
Operating activities:
Net income (loss)	$(1,752,231)	$179,555	$(1,572,676)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of asset retirement obligations	335,771	(179,555)	156,216
Net cash provided by operating activities	(1,827,335)	-	(1,827,335)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include: i) estimates of proved reserves of oil and natural gas, which affect the calculation of depletion, depreciation, and amortization (“DD&A”) and impairment of proved oil and natural gas properties, ii) impairment of undeveloped properties and other assets, iii) depreciation of property and equipment; iv) the valuation of commodity derivative instruments, and v) the valuation of convertible notes and warrant liabilities. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions. Future production may vary materially from estimated oil and natural gas proved reserves. Actual future prices may vary significantly from price assumptions used for determining proved reserves and for financial reporting.

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

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement warrants to purchase an aggregate of 6,847,500 shares, warrants to purchase 1,200,000 issued to a vendor, and options to purchase an aggregate of 235,000 shares in the calculation of diluted income per share since the effective of those instruments would be anti-dilutive. As a result, diluted income (loss) per share of common stock is the same as basic loss per share of common stock for the period presented.

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

As of June 30, 2025 and December 31, 2024, the Company had approximately 87% and 99% of accounts receivable with two customers, respectively.

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

The Company recognized depreciation, depletion, and amortization expense totaling $555,265 and $998,616 for the six months ended June 30, 2025 and 2024, respectively.

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

Derivative Instruments

The Company uses derivative financial instruments to mitigate its exposure to commodity price risk associated with oil prices. The Company’s derivative financial instruments are recorded on the consolidated balance sheets as either an asset or a liability measured at fair value. The Company has elected not to apply hedge accounting for its existing derivative financial instruments, and as a result, the Company recognizes the change in derivative fair value between reporting periods currently in its consolidated statements of operations. The fair value of the Company’s derivative financial instruments is determined using industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Realized gains and losses from the settlement of derivative financial instruments and unrealized gains and unrealized losses from valuation changes in the remaining unsettled derivative financial instruments are reported in a single line item as a component of revenues in the consolidated statements of operations. Cash flows from derivative contract settlements are reflected in operating activities in the accompanying consolidated statements of cash flows. See Note 3 for additional information about the Company’s derivative instruments.

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

Customers

The Company sold 100% of its crude oil and natural gas production to two customers for the six months ended June 30, 2025 and 2024. Inherent to the industry is the concentration of crude oil, natural gas and natural gas liquids (“NGLs”) sales to a limited number of customers. This concentration has the potential to impact the Company’s overall exposure to credit risk in that its customers may be similarly affected by changes in economic and financial conditions, commodity prices or other conditions. Given the liquidity in the market for the sale of hydrocarbons, the Company believes the loss of any single purchaser, or the aggregate loss of several purchasers, could be managed by selling to alternative purchasers in the operating areas.

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

In accordance with Accounting Standards Codification ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, the warrants issued in connection with the Private Notes Payable did not meet the criteria for equity classification due to the redemption right whereby the holder may require the Company to settle the warrant in cash 18 months after the closing of the Membership Interest Purchase Agreement (“MIPA”) whereby the Company acquired Pogo and LHO, and must be recorded as liabilities. The warrants were measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change. The Public Warrants issued in connection with the Company’s initial public offering are classified as equity instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of June 30, 2025, the Company’s cash balances exceeded the FDIC limit by $2,600,125. At June 30, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes during interim reporting periods is computed by applying an estimated annual effective tax rate to year-to-date income, adjusted for discrete items occurring within the quarter. The estimated annual effective tax rate is updated quarterly based on changes in the forecast of full-year income and tax expense. The Company’s effective tax rate was approximately 29% and 23% for the six months ended June 30, 2025 and 2024, respectively. The effective income tax rate reflects the Company’s best estimate of the effective tax rate expected to be applicable for the full year and is significantly impacted by interest deduction limitations, the exchanges of Class B common stock to Class A common stock and the tax effect of Company’s oil and gas activities. The Company recorded an income tax benefit of $398,744 and $1,169,129 for the three and six months ended June 30, 2025, respectively, and an income tax benefit of $347,775 and $1,549,054 for the three and six months ended June 30, 2024, respectively, primarily related to temporary differences associated with the Company’s oil and gas operations, hedging activity and interest deduction limitations.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on the consolidated financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. Under this ASU, entities must disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires entities to disclose additional information about income taxes paid. ASU 2023-09 is effective for financial statements for annual periods beginning after December 15, 2024, and can be applied on a prospective basis with an option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on the consolidated financial statements and the notes to consolidated financial statements.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its financial statements and disclosures.

Other than described above, management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — DERIVATIVES

Derivative Activities

The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs, which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments. The Company has historically used crude diff swaps, fixed price swaps, and costless collars. As of June 30, 2025, the Company’s derivative financial instruments consisted of costless collars and crude diff swaps, which are described below:

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

The Company had no agreements in place classified as costless collars as of June 30, 2025 or December 31, 2024.

Crude price differential swaps

The Company has entered into commodity swap contracts for West Texas Intermediate (“WTI”) crude oil that are effective over the next 1 to 24 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations.

The following table reflects the weighted-average price of open commodity swap contracts as of June 30, 2025:

Commodity Swaps
		Weighted
	Volume	average
Period	(Bbls/month)	price ($/Bbl)
Q3-Q4 2025	5,000	$70.21

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2024:

Commodity Swaps
		Weighted
	Volume	average
Period	(Bbls/month)	price ($/Bbl)
Q1-Q2 2025	5,000	$70.21
Q3-Q4 2025	5,000	$70.21

Derivative Assets and Liabilities

As of June 30, 2025 and December 31, 2024, the Company is conducting derivative activities with one counterparty, which is secured by the lender in the Company’s bank credit facility. The Company believes the counterparty is acceptable credit risk, and the credit worthiness of the counterparty is subject to periodic review. The assets and liabilities are netted given that all positions are held by a single counterparty and subject to a master netting arrangement. The combined fair value of derivatives included in the accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024 is summarized below.

	As of June 30, 2025
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$674,314	$-	$674,314
Long-term derivative asset	-	-	-
Short-term derivative liability	-	-	-
Long-term derivative liability		-	-
Total derivative liability			$674,314

	As of December 31, 2024
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$151,303	$(44,906)	$106,397
Long-term derivative asset	-	-	-
Short-term derivative liability	(44,906)	(44,906)	-
Long-term derivative liability	-	-	-
Total derivative asset			$106,397

The effects of the Company’s derivatives on the consolidated statements of operations are summarized below:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Total gain (loss) on unsettled derivatives	$510,129	$177,970	$567,917	$(1,682,123)
Total gain (loss) on settled derivatives	379,350	(261,448)	236,491	(398,602)
Net gain (loss) on derivatives	$889,479	$(83,478)	$804,408	$(2,080,725)

NOTE 4 — LONG-TERM DEBT AND NOTES PAYABLE

The Company’s debt instruments are as follows:

	June 30, 2025	December 31, 2024
Senior Secured Term Loan	$21,386,735	$23,696,417
Seller Promissory Note	15,000,000	15,000,000
Merchant Cash Advances	1,368,402	948,982
Convertible Notes Payable	5,650,000	891,363
Private loans	-	3,556,750
Total	43,405,137	44,093,512
Less: unamortized financing cost	(772,924)	(834,853)
Less: current portion including amortization	(6,121,756)	(9,080,910)
Long-term debt, net of current portion	$36,510,457	$34,177,749

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

Pursuant to the terms of the Term Loan Agreement, the Term Loan was advanced in one tranche on the date of closing of the Company’s initial business combination (the “Closing Date”). The proceeds of the Term Loan were used to (a) fund a portion of the purchase price, (b) partially fund a debt service reserve account funded with $2,600,000 of restricted cash at the Closing Date, (c) pay fees and expenses in connection with the purchase and the closing of the Term Loan and (e) other general corporate purposes. The Term Loan accrues interest at a per annum rate equal to the FIBT prime rate plus 6.5% and fully matures on the third anniversary of the Closing Date (“Maturity Date”). Payments of principal and interest will be due on the 15th day of each calendar month, beginning December 15, 2023, each in an amount equal to the Monthly Payment Amount (as defined in the Term Loan Agreement), except that the principal and interest payment due on the Maturity Date will be in the amount of the entire remaining principal amount of the Term Loan and all accrued but unpaid interest then outstanding. An additional one-time payment of principal is due on the date the annual financial report for the year ending December 31, 2024, is due to be delivered by Borrower to Lender in an amount that Excess Cash Flow (as defined in the Term Loan Agreement) exceeds the Debt Service Coverage Ratio (as defined in the Term Loan Agreement) of 1.35x as of the end of such quarter; provided that in no event shall the amount of the payment exceed $5,000,000. As of December 31, 2024, the Company had no such Excess Cash Flow and no additional repayment was required.

The Borrower may elect to prepay all or a portion greater than $1,000,000 of the amounts owed prior to the Maturity Date. In addition to the foregoing, the Borrower is required to prepay the Term Loan with the net cash proceeds of certain dispositions and upon the decrease in value of collateral.

On the Closing Date, Borrower deposited $2,600,000 of restricted cash into a Debt Service Reserve Account (the “Debt Service Reserve Account”). The Debt Service Reserve Account may be used by Lender at any time and from time to time, in Lender’s sole discretion, to pay (or to supplement Borrower’s payments of) the obligations due under the Term Loan Agreement.

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

The Term Loan Agreement contains affirmative and restrictive covenants and representations and warranties. The Loan Parties are bound by certain affirmative covenants setting forth actions that are required during the term of the Term Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, the Loan Parties from time to time will be bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Term Loan Agreement without prior written consent, including, without limitation, incurring certain additional indebtedness, entering into certain hedging contracts, consummating certain mergers, acquisitions or other business combination transactions, consummating certain dispositions of assets, making certain payments on subordinated debt, making certain investments, entering into certain transactions with affiliates, and incurring any non-permitted lien or other encumbrance on assets. The Term Loan Agreement also contains other customary provisions, such as confidentiality obligations and indemnification rights for the benefit of the Lender. The Company was in compliance with covenants of the Term Loan Agreement as of June 30, 2025.

For six months ended June 30, 2025 and 2024, the Company amortized $256,366 and $163,844 to interest expense related to deferred finance costs on the Term Loan Agreement. As of June 30, 2025, the principal balance on the Term Loan was $21,386,735, unamortized financing costs was $356,893 and accrued interest was $154,626. As of December 31, 2024, the principal balance on the Term Loan was $23,696,417, unamortized financing costs was $611,938 and accrued interest was $171,714.

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

Seller Promissory Note

In connection with the Closing, OpCo issued the Seller Promissory Note to Pogo Royalty, LLC (“Pogo Royalty”) in the principal amount of $15,000,000 (the “Seller Note”). The Seller Note matures on May 15, 2024, bears an interest rate equal 12% per annum, and contains no penalty for prepayment. As the Seller Note was not repaid in full prior to its stated maturity date, OpCo will owe interest from and after default equal to the lesser of 18% per annum and the highest amount permissible under law, compounded monthly. The Seller Note is subordinated to the Term Loan as discussed above. Accrued interest on the Seller Note was $4,246,644 and $2,952,123 as of June 30, 2025 and December 31, 2024, respectively. As a result of the Subordination Agreement, the Company has classified the Seller Note as a long-term liability on the consolidated balance sheet.

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

The Company is amortizing the debt discount through a period of nine months from the Closing Date. The Company recognized amortization of debt discount of $0 and $1,310,912 during the six months ended June 30, 2025 and 2024, respectively. Accrued interest on the promissory notes was $0 and $145,761 as of June 30, 2025 and December 31, 2024, respectively.

Convertible Notes Payable

During the year ended December 31, 2024, the Company and certain note holders entered into exchange agreements whereby the holders agreed to exchange their outstanding working capital notes totaling $300,000 and connected warrants with a fair value of $309,960 at the time of the exchange, for new convertible notes. The convertible notes have a maturity of three years after the issuance date, accrue interest at a rate of 7.5%, and are convertible into shares of Class A Common Stock at a rate of 90% multiplied by the average of the four lowest VWAP trading prices during the seven day trading period prior to the conversion date. The Company evaluated the instrument under ASC 480 and determined the instrument should be accounted for at fair value due to the variable share settlement. The Company estimated the fair value to be $698,620 at issuance of the notes payable, and revalues the convertible notes at each reporting period. During the six months ended June 30, 2025, an aggregate of $600,000 of principal on these notes and $10,492 of accrued interest, which combined had a fair value of $1,023,040 at the date of conversion, were converted into 995,657 shares of common stock. The Company estimated the fair value of the remaining convertible notes described above to be $0 and $891,364 as of June 30, 2025 and December 31, 2024, respectively, and recognized a loss on change in fair value of $131,677 during the six months ended June 30, 2025.

During the six months ended June 30, 2025, the Company and 27 of its Private Note Payable Investors (the “Exchange Investors”) entered into exchange agreements (the “2025 Exchange Agreements”) whereby the Exchange Investors exchanged their promissory notes and warrants for convertible promissory notes (the “Convertible Notes”). The principal amounts of the Convertible Notes were determined by adding the original principal amount of the promissory notes and warrants. In connection with the 2025 Exchange Agreements, the Company issued Convertible Notes in the aggregate principal amount of $9,166,500 in exchange for promissory notes in the aggregate principal amount of $3,582,500 and 5,584,000 warrants. The Company recognized a gain of $250,294 on the extinguishment of the promissory notes and warrants.

The Convertible Notes mature on January 31, 2028 and accrue interest at a rate of 7.5% per annum. The Convertible Notes may be prepaid by the Company at any time, in whole or in part, without any premium or penalty. The Convertible Notes may be converted by the holders at any time after issuance into shares of Class A Common Stock at a conversion price equal to the greater of (a) $0.25 per share or (b) 90% multiplied by the average of the three lowest VWAPs of the Class A Common Stock over the ten trading days prior to conversion. If, at any time the Convertible Notes are outstanding, the Company issues or sells Class A Common Stock for no consideration or at a price lower than the then-current Conversion Price, then the conversion price of the Convertible Notes will be automatically reduced to the amount of consideration per share received by the Company in such sale or offering. In addition, so long as any Convertible Notes are outstanding, if the Company issues any security on terms more favorable than the Convertible Notes, then the Company must notify the holder and such more favorable term shall become a part of the Convertible Note, at the holder’s option

During the six months ended June 30, 2025, the Company issued 8,956,383 shares of Class A Common Stock for the conversion of $3,516,500 in convertible notes principal and $396 of accrued interest pursuant to the terms of the convertible notes.

Accrued interest on the convertible promissory notes was $14,804 and $11,590 as of June 30, 2025 and December 31, 2024, respectively.

Merchant Cash Advances

On December 4, 2024, the Company entered into a merchant cash advance agreement with a third party. The Company received $330,700 in cash proceeds. The Company will repay an aggregate of $497,000 on a weekly basis through July 2025. The difference between the proceeds received and the total repayment was recognized as debt discount, and is amortized through the maturity date. As of June 30, 2025 and December 31, 2024, the remaining balance owed on this advance was $0 and $447,299, respectively.

On March 18, 2025, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $617,500 and will repay an aggregate of $858,000 to the lender on a weekly basis through December 2025. As of June 30, 2025 the remaining balance owed on this advance was $557,700.

On June 5, 2025, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $480,548 and will repay an aggregate of $840,000 to the lender on a weekly basis through January 2026. As of June 30, 2025 the remaining balance owed on this advance was $813,750.

As of June 30, 2025 and December 31, 2024, there was $416,032 and $222,916 of unamortized discount related to the merchant cash advances, and the Company recognized $373,069 of amortization of debt discount related to the advances.

Future Maturities of Long-Term Debt

The following summarizes the Company’s maturities of debt instruments:

Principal
12 months ended:
June 30, 2026	$6,537,788
June 30, 2027	31,217,349
June 30, 2028	5,650,000
Total	$43,405,137

NOTE 5 — STOCKHOLDERS’ EQUITY

As of June 30, 2025, there were 34,345,107 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.

On November 15, 2023, as contemplated by the MIPA, the Company filed the an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, pursuant to which the number of authorized shares of the Company’s capital stock, par value $0.0001 per share, was increased to 121,000,000 shares, consisting of (i) 100,000,000 shares of Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”), (ii) 20,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share.

As part of the consideration to effect the Company’s initial business combination, the Company issued 2,000,000 shares of Class B Common Stock to the Sellers. Immediately upon the Closing, Pogo Royalty exercised an exchange right it held and received 200,000 shares of Class A Common Stock. During the year ended December 31, 2024, Pogo Royalty exercised its right to exchange 1,300,000 shares of Class B units of OpCo for 1,300,000 shares of Class A Common Stock. As a result of the exchange, a total of $8,801,000 was reclassified from noncontrolling interest to additional paid in capital.

On February 10, 2025, the Company entered into a Purchase, Sale, Termination and Exchange Agreement (the “PSTE”), by and among the Company, OpCo, SPAC Subsidiary, HNRA Royalties, LLC, Pogo Royalty, CIC Pogo LP, DenCo Resources, LLC, Pogo Resources Management, LLC, and 4400 Holdings LLC. The closing of the transactions contemplated by the Termination Agreement is subject to the satisfaction of various conditions, including the Company obtaining financing.

Pursuant to the PSTE, the Company agreed to purchase an irrevocable and exclusive option to purchase a certain 10% overriding royalty interest in certain oil and gas assets owned by Pogo (the “ORRI”) from Pogo Royalty for $14,000,000, payable in cash at the closing of the transactions contemplated by the PSTE. In addition, at the closing of transactions contemplated by the Termination Agreement, Pogo Royalty agreed to waive all outstanding interest accrued under the Seller Note, reduce the outstanding principal amount of the Seller Note to $8,000,000 and settle and discharge the Seller Note in exchange for the payment of $8,000,000 in cash. Pogo Royalty further agreed to assign and transfer 1,500,000 preferred units, representing the all preferred units of OpCo held by Pogo Royalty, to OpCo in exchange for the issuance by the Company of 3,000,000 shares of Class A Common Stock at the closing of transactions contemplated by the PSTE.

As consideration for entering into the PSTE, the Company agreed to release the 500,000 shares of Class B Common Stock that were being held in escrow to Pogo Royalty and to promptly process any exchange notice delivered by Pogo Royalty to exchange such shares of Class B Common Stock for shares of Class A Common Stock, and Pogo Royalty agreed to deliver such exchange notice within two days of the date of the PSTE. The PSTE contains customary representations, warranties, indemnification provisions closing conditions, and covenants. On February 11, 2025, Pogo Royalty Exchanged the remaining 500,000 OpCo Class B Units and shares of Class B Common Stock for 500,000 shares of Class A Common Stock. As a result, there are no remaining shares of Class B Common Stock outstanding as of this filing, and $3,385,000 was reclassified from noncontrolling interest to additional paid in capital.

The closing of transactions contemplated by the PSTE is contingent upon the occurrence of certain conditions, including (i) the availability of financing to the Company, (ii) the receipt by Pogo Royalty of a consent of FIBT to the PSTE and a written termination agreement, executed by the Company and FIBT, terminating that certain Subordination Agreement, dated as of November 15, 2023, by and among FIBT, the Company and Pogo Royalty, (iii) the receipt by the Company of any required stockholder consents, (iv) the respective representations and warranties of the parties being true and correct, subject to certain materiality exceptions and (v) the performance by the parties in all material respects of their respective obligations under the Agreement.

The PSTE may be terminated at any time by mutual consent of the parties thereto or by any one party if the counterparty is in material breach of the Agreement. If the Closing did not occur prior to 1:00 p.m. Central Time on June 3, 2025 (the “Outside Date”), the Termination Agreement would automatically terminate.

On June 2, 2025, the Company entered into an Amendment No. 1 to the PSTE Agreement (“Amendment No. 1”) whereby the Outside Date was extended to 5:00 p.m. Central Time on June 6, 2025. On June 6, 2025, the Company entered into an Amendment No. 2 to the PSTE Agreement (“Amendment No. 1”) whereby the Outside Date was extended to 5:00 p.m. Central Time on June 13, 2025.

On June 13, 2025, the Company entered into an Amendment No. 3 to the PSTE Agreement (“Amendment No. 3,” and together with Amendment No. 1 and Amendment No. 2, collectively, the “Amendments”) whereby the Outside Date was extended to 5:00 p.m. Central Time on September 15, 2025. In addition, pursuant to Amendment No. 3, the ORRI Purchase Price was decreased to $13,500,000 and the parties agreed to reduce the outstanding principal amount of the Seller Note to $7,000,000 and settle and discharge the Seller Note in exchange for the payment of $7,000,000 in cash at the Closing; provided, however, that the Company may instead discharge the Seller Note at the Closing by payment of $4,500,000 in cash and the issuance of a promissory note having a principal amount of $2,500,000, bearing interest at a rate of 18% per annum, compounding monthly, maturing 60 days after the Closing, and secured by a first lien on certain of the Company’s surface and well equipment. Furthermore, pursuant to Amendment No. 3, the Share Consideration was reduced to 1,500,000 shares of Class A Common Stock.

During the six months ended June 30, 2025, the Company issued 9,953,980 shares of Class A Common Stock for the conversion of $4,116,500 in convertible notes principal and $10,888 of accrued interest pursuant to the terms of the convertible notes.

On October 18, 2024, the Company entered into a consulting agreement with a third party for financing services on a month to month basis.  As compensation for services the Company will pay the consultant a fee of $20,000 per month consisting of $5,000 in cash and $15,000 in Class A common shares based on the average closing price for the last five trading days of the prior calendar month. During the six months ended June 30, 2025, the Company issued a total of 224,900 shares of Class A Common Stock pursuant to the terms of the consulting agreement. The Company recognized stock-based compensation expense of $90,000.

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

On March 21, 2025, the Company entered into an agreement with a consultant to provide marketing and distribution services to the Company through September 30, 2025 in exchange for 120,000 shares of Class A Common Stock, which were issued during the three months ended June 30, 2025 and had a fair value of $51,012. Prior to September 30, 2025, in the event the Company’s shares achieve a consecutive 20 trading day moving average trading price of $1 or more, the consultant will receive $60,000 of shares of Class A Common Stock.

On March 28, 2025, the Company entered into an agreement with a consultant to provide transaction advisory services in exchange for 100,000 shares of Class A Common Stock which were issued during the three months ended June 30, 2025 and had a fair value of $42,510. In the event any transaction introduced by the consultant is closed, the consultant will be entitled to a fee of 3% of the aggregate consideration of such transaction and would receive 3% of any consideration paid to the Company related to drilling, completing plugging or abandoned the first three horizontal wells.

On April 28, 2025, the Company agreed to issue 98,615 shares of Class A common stock with a fair value of $49,308 to a vendor to settle accounts payable of $98,615 resulting in a gain on settlement of $49,308.

The Company recognized total stock-based compensation expense of $605,778 and 699,248 during the six months ended June 30, 2025 and 2024, respectively and expects to recognize an additional $620,898 through December 31, 2026 assuming all awards vest. During the six months ended June 30, 2025, 9,357 shares were issued to an employee related to vesting of RSU awards.

On June 17, 2025, the Company and EON Energy, LLC (“EON Energy”), a wholly owned subsidiary, entered into a Purchase and Sale Agreement (the “PSA”) with WPP NM, L.L.C. and Northwest Central, L.L.C. (collectively the “Seller”) to acquire all of their respective estates and mineral rights created by the oil and gas leases and mineral estates in the South Justis Field located in the Permian Basin in Lea County, New Mexico (the “Leases”), (ii) all oil, gas, water injection wells, water disposal and other wells located on the Leases or on lands pooled therewith, together with (iii) all of Seller’s interest in the rights, appurtenances, contracts, personal property, and records related thereto (collectively, the “Assets”). The transactions contemplated by the PSA were consummated at a closing held on June 20, 2025.

In consideration of EON Energy’s purchase of the Assets, the Company issued 1,000,000 shares of its Class A Common Stock. The number of shares are subject to adjustments following closing of the transactions as follows: (i) reduction by the proceeds received by the Seller between June 1, 2025 (the “Effective Date”) and June 20, 2025, (ii) reduction by any ad valorem and similar production taxes payable with respect to the Assets for all periods ending on or prior to the Effective Date to the extent not paid prior to June 20, 2025, (iii) reduction by an amount equal to the Allocated Values (as defined in the PSA) of any Assets affected by a Title Defect (as defined in the PSA), and (iv) increase by the value of all merchantable oil in storage above the pipeline connection at the Effective Date that is credited to the Assets.

The Company evaluated the transaction under ASC 805 and determined it was an asset acquisition, as substantially all of the fair value of assets acquired was concentrated in a group of similar assets, being the mineral rights of developed reserves. The Company assessed the purchase and noted the stock price on the date of the 1,000,000 shares of Class A Common Stock issuance was $0.49 on the closing date of June 20, 2025, resulting in a purchase price of $490,000, which will be assigned in full to the lease acquisition costs.

On June 17, 2025, LH Operating, LLC (“LHO”), a wholly owned subsidiary of the Company, entered into a Master Services Agreement (the “MSA”) with a contractor whereby the contractor agreed to provide workover services in the Grayburg-Jackson Oil Field operated by LHO and the South Justis Field acquired by EON Energy (the “Services”). The Company agreed to (i) prepay an initial $500,000 in cash to the contractor, which was paid in June 2025, and (ii) issue 1,000,000 shares of Class A Common Stock. The Company noted the stock price on the date of the 1,000,000 share issuance was $0.49 on the closing date of June 20, 2025, resulting in fair market value of $490,000, which will be capitalized in full as development costs.

Common Stock Purchase Agreement

On October 17, 2022, the Company entered into a common stock purchase agreement (as amended, the “Common Stock Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $150,000,000 in aggregate gross purchase price of newly issued shares of the Company’s Class A Common Stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. Capitalized terms used but not otherwise defined herein shall have the meaning given to such terms by the Common Stock Purchase Agreement.

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

In addition, pursuant to the 2nd Amendment, the Company may, from time to time while a Purchase Notice is active, issue a Rapid Purchase Notice to White Lion which the parties will close on the Rapid Purchase within two Business Days of the applicable Rapid Purchase Date. Furthermore, White Lion agreed that, on any single Business Day, it shall not publicly resell an aggregate amount of Commitment Shares in an amount that exceeds 7% of the daily trading volume of the Common Stock for the preceding Business Day.

During the six months ended June 30, 2025, the Company issued 10,770,000 shares under the Common Stock Purchase Agreement in exchange for cash proceeds of $7,024,332.

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

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows:

Derivatives

The Company’s commodity price derivatives primarily represent crude oil collar contracts (some with long calls), fixed price swap contracts and differential swap contracts. The asset and liability measurements for the Company’s commodity price derivative contracts are determined using Level 2 inputs. The asset and liability values attributable to the Company’s commodity price derivatives were determined based on inputs that include, but not limited to, the contractual price of the underlying position, current market prices, crude oil forward curves, discount rates, and volatility factors. The Company had a net derivative asset of $674,314 as of June 30, 2025 and had a net derivative asset of $106,397 as of December 31, 2024.

Warrant Liability

Based on the redemption right present in the warrants issued in connection with promissory notes, the warrants are accounted for as a liability in accordance with ASC 480 and ASC 815, with the changes in fair value of the warrants recognize in the statement of operations.

The Company valued the warrants using the trading prices of the Public Warrants, which mirror the terms of the note payable warrants. The Company also estimated the fair value of the redemption put using a present value calculation for the time from the Closing Date of the MIPA through the 18-month redemption date and an estimated discount rate of 15%. The estimated fair value of the warrants and redemption put was $0 and $5,681,849 as of June 30, 2025 and December 31, 2024, respectively, and the Company recognized a change in fair value of the warrant liability of a loss of $152,490 during the six months ended June 30, 2025. The warrant liability estimated fair value is considered a level 3 fair value measurement.

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

NOTE 7 — RELATED PARTY TRANSACTIONS

On May 5, 2022, the Company entered into a Referral Fee and Consulting Agreement (the “Consulting Agreement”) with Alexandria VMA Capital, LLC (“Alexandria”), an entity controlled by Mr. Caravaggio, who became the Company’s CEO on December 17, 2023. Pursuant to the Consulting Agreement, Alexandria provided information and contacts with suitable investments and acquisition candidates for the Company’s initial business combination. In addition, Alexandria provided due diligence, purchasing and negotiating strategy advice, organizational and operational advice, and such other services as requested by the Company. In consideration of the services provided by Alexandria, the Company paid to Alexandria Capital a referral fee of $1,800,000 equal to 2% of the total value of the Company’s business combination, with half being paid by the issuance of 89,000 shares of the Company’s Class A Common Stock. No gain was recognized on the issuance of these shares for the difference in the fair value of the shares and the $900,000 payable due to the related party nature of the transaction. The remaining $900,000 was reflected as accounts payable. As of June 30, 2025 and December 31, 2024, the Company owes $233,000 and $403,000 of the fee, respectively.

On January 20, 2023, January 27, 2023, and February 14, 2023, Mr. Caravaggio entered into Private Notes Payable with the Company. Pursuant to the Private Notes Payable, Mr. Caravaggio paid an aggregate amount of $179,000 and received promissory notes in the aggregate principal amount of $179,000, accruing interest at a rate of 15% per annum, and common stock warrants to purchase an aggregate of 179,000 shares of Class A Common Stock of the Company at an exercise price of $11.50 per share. The warrants issued to Mr. Caravaggio are identical to the Public Warrants that are publicly traded on the NYSE American under the symbol “HNRAQ” in all material respects, except that the warrants were not transferable, assignable or salable until 30 days after the Company’s initial business combination. The warrants are exercisable on the same basis as the Public Warrants. On November 13, 2023, pursuant to an Exchange Agreement, the Company agreed with Dante Caravaggio to exchange, in consideration of the surrender and forgiveness of an aggregate amount (including principal and interest accrued thereon) of $100,198 due under the Private Notes Payable, for 20,040 shares of Class A Common Stock at a price per share equal to $5.00 per share. During the six months ended June 30, 2025, the Company entered into a 2025 Exchange Agreement with Mr. Caravaggio to exchange $89,500 of principal and 179,000 of warrants into a convertible note with a principal amount of $268,500. See Note 4 for further information.

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2025 and December 31, 2024, the Company had recorded an environmental remediation liability of $675,000 relating to an oil spill at one of the Company’s producing sites in fiscal year 2017 which is recorded in other liabilities in the consolidated balance sheets. The producing site was subsequently sold in 2019 and the Predecessor indemnified the purchaser for the remediation costs. Management based the remediation liability on the undiscounted cost received from third- party quotes to remediate the spill. As of June 30, 2025, the Company does not believe it is likely remediation will be required in the next five years.

NOTE 9 — SUBSEQUENT EVENTS

Subsequent to June 30, 2025, the Company issued 2,800,000 shares under the Common Stock Purchase Agreement in exchange for cash proceeds of $973,440 and issued 156,250 shares pursuant to the conversion of $50,000 of principal in convertible notes payable.

On July 11, 2025, the Company entered into a Note Purchase Agreement (the “NPA”) with White Lion whereby the Company will issue and sell convertible promissory notes in an aggregate principal amount of up to $1,200,000 (the “White Lion Notes”). On July 11, 2025, the Company issued a convertible promissory note in the aggregate principal amount of $600,000 to White Lion (the “Initial Note”) pursuant to an initial closing in exchange for funding of $564,000 in cash from White Lion. Pursuant to the NPA, the Company granted White Lion a right until July 11, 2026, to conduct a second closing (the “Second Closing”) whereby White Lion may purchase an additional convertible promissory note in the aggregate principal amount of $600,000 in exchange for funding of $564,000 in cash from White Lion with such convertible promissory note being on the same terms as the Initial Note (the “Second Note,” and together with the Initial Note, the “Notes”). White Lion has the right, at any time until complete satisfaction of the amounts owed under the Initial Note, to convert any amounts owed under the Initial Note into Class A Common Stock of the Company at a conversion price equal to the greater of: (i) $0.25 or (ii) the lower of (A) the Fixed Conversion Price (as defined below) or (B) 90% multiplied by the lowest closing price of the Class A Common Stock during the ten trading days prior to the subject conversion date (representing a discount rate of 10%). The “Fixed Conversion Price” is the lower of (x) $0.75 or (y) the closing price of the Class A Common Stock on the 60th day following the date that the SEC has declared the registration statement required by the NPA effective for resales of the shares by White Lion. The conversion price shall be automatically adjusted equitably for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, as well as combinations, recapitalization, reclassifications, extraordinary distributions and similar events. At no time may White Lion hold or be required to take more than 4.99% (or up to 9.99% at the election of White Lion pursuant to the Initial Note) of the outstanding Class A Common Stock.

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

Overview

We are an independent oil and natural gas company based in Texas and formed in 2017 that is focused on the acquisition, development, exploration, production and divestiture of oil and natural gas properties in the Permian Basin. The Permian Basin is located in west Texas and southeastern New Mexico and is characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. Our properties are in the Grayburg-Jackson Field in Eddy County, New Mexico, and South Justice Field in Lea County, New Mexico which are both in the sub-area of the Permian Basin. Pogo focuses primarily on production through waterflooding recovery methods.

Our assets as mentioned above consist of contiguous leasehold positions in the Grayburg-Jackson Field of approximately 13,700 gross (13,700 net) acres with an average working interest of 100%. We operate 100% of the net acreage across the Grayburg-Jackson Field assets, all of which is net operated acreage of vertical wells with average depths of approximately 3,810 feet. In addition our South Justice Field has contiguous leasehold positions of approximately 5,400 gross (5,400) acres with an average working interest of 94%. We operate 100% of the net acreage across the Grayburg-Jackson field assets, all of which is net operated acreage of vertical wells with average depths of approximately 6,000 feet.

Our average daily production for the six months ended June 30, 2025 was 708 barrel of oil equivalent (“BOE”) per day. Our average daily production for the year ended December 31, 2024, was 798 BOE per day. The decrease in production is due to an increase in well downtime, water injection flowlines that needed repair or replacement, and the conveyance of the 10% Override royalty interest to Pogo Royalty.

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

The price at which our oil and natural gas production are sold typically reflects either a premium or discount to the New York Mercantile Exchange (“NYMEX”) benchmark price. Thus, our operating results are also affected by changes in the oil price differentials between the applicable benchmark and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the six months ended June 30, 2025 and 2024, was $0.84 and $(4.57) per barrel, respectively. Our natural gas price differential during the six months ended June 30, 2025 and 2024, was $(0.05) and $0.34 per one thousand cubic feet (“Mcf”), respectively. Fluctuations in our price differentials and realizations are due to several factors such as gathering and transportation costs, takeaway capacity relative to production levels, regional storage capacity, gain/loss on derivative contracts and seasonal refinery maintenance temporarily depressing demand.

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

Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2025 and 2024.

	For the three months ended June 30,
	2025	2024
Average NYMEX Prices (1)
Oil (per Bbl)	$64.63	$81.71
Natural gas (per Mcf)	$3.07	$2.08

	For the six months ended June 30,
	2025	2024
Average NYMEX Prices (1)
Oil (per Bbl)	$68.23	$79.64
Natural gas (per Mcf)	$3.67	$2.11

(1)	Based on average NYMEX closing prices.

For the six months ended June 30, 2025, the average NYMEX oil pricing was $68.23 per barrel of oil or 14% lower than the average NYMEX price per barrel for the six months ended June 30, 2024. Our settled derivatives increased our realized oil price per barrel by $2.00 in the six months ended June 30, 2025, and decreased our realized oil price per barrel by $3.16 in the six months ended June 30, 2024. Our average realized oil price per barrel after reflecting settled derivatives and location differentials was $69.07 and $75.07 for the six months ended June 30, 2025 and 2024, respectively.

The average NYMEX natural gas pricing for the six months ended June 30, 2025, was $3.67 per Mcf, or 74% higher than the average NYMEX price of $2.11 per Mcf for the six months ended June 30, 2024.

Results of Operations

Three months ended June 30, 2025 Compared to Three months ended June 30, 2024

The following table sets forth selected operating data for the periods indicated. Average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024

Revenues
Crude oil	$3,520,740	$4,885,959
Natural gas and natural gas liquids	67,840	128,084
Gain (loss) on derivative instruments, net	889,479	(83,478)
Other revenue	105,089	130,230
Total revenues	$4,583,148	5,060,795

Average sales prices:
Oil (per Bbl)	$63.67	$80.10
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	6.86	(4.29)
Oil net of settled oil derivatives (per Bbl)	70.53	75.81

Natural gas (per Mcf)	$2.34	$2.13

Realized price on a BOE basis excluding settled commodity derivatives	$59.68	$70.62
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	6.31	(3.68)
Realized price on a BOE basis including settled commodity derivatives	$65.99	$66.94

Expenses
Production taxes, transportation and processing	302,850	408,985
Lease operating	1,993,454	2,094,181
Depletion, depreciation and amortization	458,190	522,542
Accretion of asset retirement obligations	95,322	40,526
General and administrative	1,941,044	2,323,662
Total expenses	4,790,860	5,389,896

Costs and expenses (per BOE):
Production taxes, transportation, and processing	$5.04	$5.76
Lease operating expenses	33.15	29.50
Depreciation, depletion, and amortization expense	7.62	7.36
Accretion of asset retirement obligations	1.59	0.57
General and administrative	32.28	32.73

Net producing wells at period-end	472	342

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes. For the three months ended June 30, 2025, our oil and natural gas sales decreased 28% from the three months ended June 30, 2024, excluding the effect of settled commodity derivatives, and a 15% decrease in production volumes. Production volumes decreased for the three months ended June 30, 2025 from the three months ended June 30, 2024 as a result of the negative impacts on production resulted from an equal combination of on-going water injection mechanical problems and downtime required to perform acid treatments and well servicing work to return wells to production.

Production for the comparable periods is set forth in the following table:

	For the Three Months Ended June 30,
	2025	2024
Production:
Oil (MBbl)	55	61
Natural gas (MMcf)	29	60
Total (MBOE)(1)	60	71

Average daily production:
Oil (Bbl)	307	674
Natural gas (Mcf)	161	663
Total (BOE)(1)	334	718

(1)	Natural gas is converted to BOE at the rate of one-barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Contracts

We enter into commodity derivatives instruments to manage the price risk attributable to future oil production. We recorded a gain on derivative contracts of $889,479 for the three months ended June 30, 2025, compared to a loss of $83,478 for the three months ended June 30, 2024. lower commodity prices in the three months ended June 30, 2025, resulted in realized gains of $379,350 compared to realized losses of $261,448 for the three months ended June 30, 2024. For the three months ended June 30, 2025, unrealized gains were $510,129 compared to unrealized gains of $177,970 for the three months ended June 30, 2024.

For the three months ended June 30, 2025, our average realized oil price per barrel after reflecting settled derivatives was $70.53 compared to $75.81 for the three months ended June 30, 2024. For the three months ended June 30, 2025, our settled derivatives increased our realized oil price per barrel by $6.86 compared to decreasing the price per barrel by $3.16 for the three months ended June 30, 2024. As of June 30, 2025, we ended the period with a $674,314 net derivative asset compared to a net asset of $106,397 as of December 31, 2024.

Other Revenue

Other revenue was $105,089 for the three months ended June 30, 2025, compared to $130,230 for the three months ended June 30, 2024. The revenue is related to providing water services to a third party. The contract is for one year starting on September 1, 2022, and has been renewed by mutual agreement.

Lease Operating Expenses

Lease operating expenses were $1,993,454 for the three months ended June 30, 2025, compared to $2,094,181 for the three months ended June 30, 2024. On a per unit basis, production expenses increased 5% from $29.50 per BOE for the three months ended June 30, 2024, to $33.15 per BOE for the three months ended June 30, 2025.

Production Taxes, Transportation and Processing

We pay production taxes, transportation and processing costs based on realized oil and natural gas sales. Production taxes, transportation and processing costs were $302,850 for the three months ended June 30, 2025, compared to $408,985 for the three months ended June 30, 2024. As a percentage of oil and natural gas sales, these costs were 8.4% and 8.6% in the three months ended June 30, 2025 and 2024 respectively. Production taxes, transportation, and processing as a percent of total oil and natural gas sales are consistent with historical trends.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $458,190 for the three months ended June 30, 2025 compared to $522,542 for the three months ended June 30, 2024. DD&A was $7.62 per BOE for the three months ended June 30, 2025, compared to $7.36 per BOE for the three months ended June 30, 2024. The aggregate decrease in DD&A expense for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was driven by the decrease in oil and gas production.

Accretion of Asset Retirement Obligations

Accretion expense was $95,322 for the three months ended June 30, 2025, compared to $40,526 for the three months ended June 30, 2024. Accretion expense was $1.59 per BOE for the three months ended June 30, 2025, compared to $0.57 per BOE for the three months ended June 30, 2024. The aggregate increase in accretion expense for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was driven by changes in certain assumptions, specifically the inflation factor.

General and Administrative

General and administrative expenses were $1,941,044 for the three months ended June 30, 2025, compared to $2,323,662 for the three months ended June 30, 2024. The decrease in general and administrative expenses is primarily due to decreased stock-based compensation in the current period of $237,685 compared to $370,720 in the comparative period, and our focus on reducing overhead and overall levels of general and administrative costs.

Interest Expense and amortization of financing costs

Interest expense was $1,678,538 for the three months ended June 30, 2025, compared to $2,030,317 for the three months ended June 30, 2024. The decrease in interest expense is driven by the decreases in the Senior Secured term loan and the Private Notes Payable.

During the three months ended June 30, 2025, the Company recorded $332,447 related to the amortization of financing costs compared to $662,076 for the three months ended June 30, 2024. These costs are attributable to deferred finance costs paid on the Senior Secured Term Loan, and discounts associated with the Private Notes Payable during 2023.

Change in fair value of forward purchase agreement

The change in fair value of forward purchase agreement consisted of a loss of $23,717 for the three months ended June 30, 2024 related to the inputs used in our fair value estimate of the FPA Put Option, primarily the decline in our stock price during the three months ended June 30, 2024. The key inputs to the fair value estimate include our stock price, which declined during the Successor period, and the likelihood, timing and price of a potential dilutive offering. The FPA put option was settled during the year ended December 31, 2024 and therefore no change in fair value was recorded in the three months ended June 30, 2025.

Change in fair value of warrant and convertible note liabilities

The change in fair value of warrant liabilities consisted of a gain of $10,030 for the three months ended June 30, 2025, compared to a loss of $277,167 for the three months ended June 30, 2024, related to fluctuations in the trading price of our warrants, a portion of which were accounted for as liabilities due to the redemption provisions in those issued to Private Note holders. All warrants previously accounted for as liabilities were exchanged into convertible notes during the six months ended June 30, 2025.

The change in fair value of convertible note liabilities consisted of a loss of $1,931 for the three months ended June 30, 2025.

Gain on extinguishment of liabilities

The Company recognized a gain on extinguishment of liabilities of $207,307 during the three months ended June 30, 2025, primarily related to the exchange of certain notes payable and warrant liabilities for convertible note agreements.

Six months ended June 30, 2025 Compared to Six months ended June 30, 2024

The following table sets forth selected operating data for the periods indicated. Average sales prices are derived from accrued accounting data for the relevant period indicated.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Revenues
Crude oil	$7,913,345	$9,857,109
Natural gas and natural gas liquids	207,372	306,692
Gain (loss) on derivative instruments, net	804,408	(2,080,725)
Other revenue	222,621	260,818
Total revenues	$9,147,746	8,343,894

Average sales prices:
Oil (per Bbl)	$67.06	$78.23
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	(2.00)	(3.16)
Oil net of settled oil derivatives (per Bbl)	69.06	75.07

Natural gas (per Mcf)	$3.62	$2.45

Realized price on a BOE basis excluding settled commodity derivatives	$63.67	$69.22
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	1.85	(2.71)
Realized price on a BOE basis including settled commodity derivatives	$65.52	$66.51

Expenses
Production taxes, transportation and processing	700,066	837,265
Lease operating	3,914,775	4,393,699
Depletion, depreciation and amortization	555,265	998,616
Accretion of asset retirement obligations	251,538	73,531
General and administrative	4,025,589	4,633,486
Total expenses	9,447,233	10,936,597

Costs and expenses (per BOE):
Production taxes, transportation, and processing	$5.84	$5.70
Lease operating expenses	30.69	29.92
Depreciation, depletion, and amortization expense	4.35	6.80
Accretion of asset retirement obligations	1.97	0.50
General and administrative	31.56	31.56

Net producing wells at period-end	472	342

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes. For the six months ended June 30, 2025, our oil and natural gas sales decreased 20% from the six months ended June 30, 2024, excluding the effect of settled commodity derivatives, and a 13% decrease in production volumes. Production volumes decreased for the six months ended June 30, 2025 from the six months ended June 30, 2024 as a result of increased flaring of natural gas during the current period.

Production for the comparable periods is set forth in the following table:

	For the Six Months Ended June 30,
	2025	2024
Production:
Oil (MBbl)	118	126
Natural gas (MMcf)	57	125
Total (MBOE)(1)	128	147

Average daily production:
Oil (Bbl)	656	674
Natural gas (Mcf)	318	696
Total (BOE)(1)	709	814

(1)	Natural gas is converted to BOE at the rate of one-barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Contracts

We enter into commodity derivatives instruments to manage the price risk attributable to future oil production. We recorded a gain on derivative contracts of $804,408 for the six months ended June 30, 2025, compared to a loss of $2,080,725 for the six months ended June 30, 2024. Lower commodity prices in the six months ended June 30, 2025, resulted in realized gains of $236,491 compared to realized losses of $398,602 for the six months ended June 30, 2024. For the six months ended June 30, 2025, unrealized gains were $567,917 compared to unrealized losses of $1,682,123 for the six months ended June 30, 2024.

For the Six months ended June 30, 2025, our average realized oil price per barrel after reflecting settled derivatives was $69.07 compared to $75.07 for the six months ended June 30, 2024. For the six months ended June 30, 2025, our settled derivatives decreased our realized oil price per barrel by $2.00 compared to decreasing the price per barrel by $3.16 for the six months ended June 30, 2024. As of June 30, 2025, we ended the period with a $674,314 net derivative asset compared to a net asset of $106,397 as of December 31, 2024.

Other Revenue

Other revenue was $222,621 for the six months ended June 30, 2025, compared to $260,818 for the six months ended June 30, 2024. The revenue is related to providing water services to a third party. The contract is for one year starting on September 1, 2022, and has been renewed by mutual agreement.

Lease Operating Expenses

Lease operating expenses were $3,914,775 for the six months ended June 30, 2025, compared to $4,393,699 for the six months ended June 30, 2024. On a per unit basis, production expenses increased 3% from $29.92 per BOE for the six months ended June 30, 2024, to $30.69 per BOE for the six months ended June 30, 2025.

Production Taxes, Transportation and Processing

We pay production taxes, transportation and processing costs based on realized oil and natural gas sales. Production taxes, transportation and processing costs were $700,066 for the six months ended June 30, 2025, compared to $837,265 for the six months ended June 30, 2024. As a percentage of oil and natural gas sales, these costs were 8.6% and 8.2% in the six months ended June 30, 2025 and 2024, respectively. Production taxes, transportation, and processing as a percent of total oil and natural gas sales are consistent with historical trends.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $555,265 for the six months ended June 30, 2025 compared to $998,616 for the six months ended June 30, 2024. DD&A was $4.35 per BOE for the six months ended June 30, 2025, compared to $6.80 per BOE for the six months ended June 30, 2024. The aggregate decrease in DD&A expense for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was driven by the decrease in oil and gas production.

Accretion of Asset Retirement Obligations

Accretion expense was $251,538 for the six months ended June 30, 2025, compared to $73,531 for the six months ended June 30, 2024. Accretion expense was $1.97 per BOE for the six months ended June 30, 2025, compared to $0.50 per BOE for the six months ended June 30, 2024. The aggregate increase in accretion expense for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was driven by changes in certain assumptions, specifically the inflation factor.

General and Administrative

General and administrative expenses were $4,025,589 for the six months ended June 30, 2025, compared to $4,633,486 for the six months ended June 30, 2024. The decrease in general and administrative expenses is primarily due to decreased stock-based compensation in the current period of $605,778 compared to $699,248 in the comparative period, and our focus on reducing overhead and overall levels of general and administrative costs.

Interest Expense and amortization of financing costs

Interest expense was $3,422,784 for the six months ended June 30, 2025, compared to $3,890,899 for the six months ended June 30, 2024. The decrease in interest expense is driven by the decreases in the Senior Secured term loan and the Private Notes Payable.

During the six months ended June 30, 2025, the Company recorded $669,817 related to the amortization of financing costs compared to $813,181 for the six months ended June 30, 2024. These costs are attributable to deferred finance costs paid on the Senior Secured Term Loan, and discounts associated with the Private Notes Payable during 2023.

Change in fair value of forward purchase agreement

The change in fair value of forward purchase agreement consisted of a loss of $325,472 for the six months ended June 30, 2024 related to the inputs used in our fair value estimate of the FPA Put Option, primarily the decline in our stock price during the six months ended June 30, 2024. The key inputs to the fair value estimate include our stock price, which declined during the Successor period, and the likelihood, timing and price of a potential dilutive offering. The FPA put option was settled during the year ended December 31, 2024 and therefore no change in fair value was recorded in the six months ended June 30, 2025.

Change in fair value of warrant and convertible note liabilities

The change in fair value of warrant liabilities consisted of a loss of $152,490 for the six months ended June 30, 2025, compared to a loss of $346.888 for the six months ended June 30, 2024, related to fluctuations in the trading price of our warrants, a portion of which were accounted for as liabilities due to the redemption provisions in those issued to Private Note holders. All warrants previously accounted for as liabilities were exchanged into convertible notes during the six months ended June 30, 2025.

The change in fair value of convertible note liabilities consisted of a loss of $131,677 for the six months ended June 30, 2025.

Gain on extinguishment of liabilities

The Company recognized a gain on extinguishment of liabilities of $299,601 during the six months ended June 30, 2025 related to the exchange of certain notes payable and warrant liabilities for convertible note agreements.

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

As of June 30, 2025, we had outstanding debt of $21,386,735 under our Senior Secured Term Loan, $15,000,000 under the Seller Note, and $5,650,000 of convertible notes payable and $1,368,402 from merchant cash advances. A total of $6,121,756 of this is due within one year. As of June 30, 2025, we had $3,060,971 of cash and cash equivalents on hand, of which $2,600,000 is restricted cash in an escrow account pursuant to the requirements of the Senior Secured Term Loan, and had a working capital deficit of $21,731,979. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

We had negative cash flow from operations of $1,796,949 for the six months ended June 30, 2025 and positive cash flow from operations of $3,700,686 for the year ended December 31, 2024. Additionally, management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock. We have a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund our operations and production growth, and be used to reduce liabilities. Through the date of this filing, we have received $[10,435,066] in cash proceeds related to the sale of 15,100,000 shares of common stock under this agreement and expect to continue to utilize it to fund operational needs. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline from expected levels.

Cash Flows

Sources and uses of cash for the six months ended June, 2025 and 2024, are as follows:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Net cash (used in) provided by operating activities	$(1,796,949)	$3,435,257
Net cash used in investing activities	(2,638,532)	(3,430,552)
Net cash (used in) provided by financing activities	4,524,894	(670,924)
Net change in cash and cash equivalents	$89,413	$(666,219)

Operating Activities

The change in net cash flow used operating activities for the six months ended June 30, 2025, as compared to 2024 is primarily due to decreased production volumes and a reduction in payable balances during the current period.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was primarily related to $2,638,532 in development costs for our reserves. Cash flows used in investing activities for the six months ended June 30, 2024 consisted primarily of $3,410,552 of cash paid for development costs of our reserves.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2025 were primarily related to the sale of common stock under the Common Stock Purchase agreement of $7,024,332 and proceeds of $1,098,048 from short term notes payable offset by repayments of the Senior Secured Term Loan of $2,309,681 and Private Notes Payable of $1,287,805. Cash flows used in financing activities for six months ended June 30, 2024 were primarily related to repayments of the Senior Secured Term Loan of $887,174 and Private Notes Payable of $33,750, partially offset by an additional $250,000 in cash proceeds from the Private Notes Payable issued during the six months ended June 30, 2024.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

Contractual obligations

We have contractual commitments under our Senior Secured Term Loan, the Seller Note and the Private Notes Payable which include periodic interest payments. See Note 4 to our interim condensed consolidated unaudited financial statements. We have contractual commitments that may require us to make payments upon future settlement of our commodity derivative contracts. See Note 3 to our interim condensed consolidated unaudited financial statements.

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

Impairment of Proved Oil and Gas Properties

We review our proved properties to be held and used whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Management assesses whether or not an impairment provision is necessary based upon estimated future recoverable proved reserves, commodity price outlooks, production and capital costs expected to be incurred to recover the reserves, discount rates commensurate with the nature of the properties and net cash flows that may be generated by the properties. Proved oil and gas properties are reviewed for impairment at the level at which depletion of proved properties is calculated. See Note 2 of notes to the interim unaudited consolidated financial statements.

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

Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, credit-adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligations, a corresponding adjustment is generally made to the crude oil and natural gas property or other property and equipment balance. See Note 3 of notes to the interim unaudited consolidated financial statements.

Litigation and Environmental Contingencies

We make judgments and estimates in recording liabilities for ongoing litigation and environmental remediation. Actual costs can vary from such estimates for a variety of reasons. The costs to settle litigation can vary from estimates based on differing interpretations of laws and opinions and assessments on the amount of damages. Similarly, environmental remediation liabilities are subject to change because of changes in laws and regulations, developing information relating to the extent and nature of site contamination and improvements in technology. A liability is recorded for these types of contingencies if we determine the loss to be both probable and reasonably estimable. See Note 8 of notes to the consolidated financial statements.

Derivative Instruments

We use derivative financial instruments to mitigate its exposure to commodity price risk associated with oil prices. Our derivative financial instruments are recorded on the consolidated balance sheets as either an asset or a liability measured at fair value. We have elected not to apply hedge accounting for its existing derivative financial instruments, and as a result, we recognize the change in derivative fair value between reporting periods currently in its consolidated statements of operations. The fair value of our derivative financial instruments is determined using industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Realized gains and losses from the settlement of derivative financial instruments and unrealized gains and unrealized losses from valuation changes in the remaining unsettled derivative financial instruments are reported in a single line item as a component of revenues in the consolidated statements of operations. Cash flows from derivative contract settlements are reflected in operating activities in the accompanying consolidated statements of cash flows. See Note 3 for additional information about our derivative instruments.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (Principal Executive Officer) and our Chief Executive Officer (Principal Financial Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Executive Officer (Principal Financial Officer) concluded that, our disclosure controls and procedures were not effective related to the lack of sufficient accounting personnel to manage the Company’s financial accounting process, lack of segregation of duties, proper accounting for complex financial instruments, lack of design and implementation of controls related to oil and gas activities, which combined constituted a material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management assessed the effectiveness of our internal control over financial reporting at June 30, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2025 due to the material weakness in our internal control over financial reporting described above. We plan to enhance our processes to identify and appropriately recognize accounting transactions in a timelier manner, and understand the nuances of the complex accounting standards that apply to our consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. As of June 30, 2025, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report as amended on Form 10-K filed with the SEC on April 16, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amendment No. 1 to Purchase, Sale, Termination and Exchange Agreement by and among Company, OpCo, SPAC Subsidiary, EON Energy LLC (f/k/a HNRA Royalties, LLC), Pogo Royalty, CIC, DenCo, Pogo Management, and 4400 dated June 2, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 17, 2025).
2.2	Amendment No. 2 to Purchase, Sale, Termination and Exchange Agreement by and among Company, OpCo, SPAC Subsidiary, EON Energy LLC (f/k/a HNRA Royalties, LLC), Pogo Royalty, CIC, DenCo, Pogo Management, and 4400 dated June 6, 2025 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Company on June 17, 2025).
2.3	Amendment No. 3 to Purchase, Sale, Termination and Exchange Agreement by and among Company, OpCo, SPAC Subsidiary, EON Energy LLC (f/k/a HNRA Royalties, LLC), Pogo Royalty, CIC, DenCo, Pogo Management, and 4400 dated June 13, 2025 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by the Company on June 17, 2025).
3.1	Form of Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on form 8-K filed on August 30, 2023 and incorporated herein by reference).
3.2	Certificate of Amendment to Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on September 16, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 18, 2024 and incorporated herein by reference).
3.3	Amended and Restated Bylaws, effective September 17, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 18, 2024 and incorporated herein by reference).
3.4	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 26, 2024).
10.1	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 24, 2025)
10.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 24, 2025)
10.3	Purchase and Sale Agreement by and among EON Energy, LLC, WPP NM, L.L.C., and Northwest Central, L.L.C., dated June 17, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 23, 2025).
10.4	Master Services Agreement by and between LHO Operating, LLC and Corsair Well Services, LLC, dated June 17, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on June 23, 2025).
10.5	Form of Note issuable to White Lion Capital, LLC pursuant to Note Purchase Agreement dated July 11, 2025.(incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on July 17, 2025)
10.6	Note Purchase Agreement by and between EON Resources Inc. and White Lion Capital, LLC dated July 11, 2025.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 17, 2025)
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EON Resources, Inc.

Date: August 14, 2025	By:	/s/ Dante Caravaggio
	Name:	Dante Caravaggio
	Title:	Chief Executive Officer

Date: August 14, 2025	By:	/s/ Mitchell B. Trotter
	Name:	Mitchell B. Trotter
	Title:	Chief Financial Officer