Form 10-Q
period 2025-09-30
EON Resources Inc.
filed 2025-11-17
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, 49,968,344 shares of Class A Common Stock, par value $0.0001 per share, were issued and outstanding.

EON Resources, Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

Part I. Financial Information

Item 1. Financial Statements

EON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$875,604	$2,971,558
Accounts receivable
Crude Oil and natural gas sales	1,716,401	1,777,846
Other	73,698	4,418
Short-term derivative instrument asset	20,561	106,397
Prepaid expenses and other current assets	2,631,633	298,886
Total current assets	5,317,897	5,159,105
Crude oil and natural gas properties, successful efforts method:
Proved Properties	87,041,010	100,285,138
Accumulated depreciation, depletion, amortization and impairment	(2,863,609)	(2,759,226)
Total oil and natural gas properties, net	84,177,401	97,525,912
Other property, plant and equipment, net	20,000	20,000

TOTAL ASSETS	$89,515,298	$102,705,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,859,332	$8,870,324
Accounts payable – related parties	301,064	445,349
Accrued liabilities and other	3,911,147	7,923,613
Revenue and royalties payable	4,023,291	3,191,171
Revenue and royalties payable - Related Parties	167,913	132,563
Deferred underwriting fee payable	-	1,065,000
Related party notes payable, net of discount	-	3,556,750
Current portion of warrant liability	-	5,681,849
Current portion of long term debt	995,755	5,524,160
Total current liabilities	15,258,502	36,390,779
Long-term debt, net of current portion and discount	-	33,286,385
Convertible note liability, net of discount	4,392,087	891,364
Deferred tax liability	7,067,245	2,692,733
Asset retirement obligations	1,224,255	1,049,285
Other liabilities	675,000	675,000
Total for non-current liabilities	13,358,587	38,594,767
Total liabilities	28,617,089	74,985,546
Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Class A Common stock, $0.0001 par value; 100,000,000 authorized shares, 45,026,574 and 10,323,205 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4,503	1,032
Class B Common stock, $0.0001 par value; 20,000,000 authorized shares, 0 and 500,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	50
Additional paid in capital	86,104,981	31,312,003
Accumulated earning (deficit)	(25,211,275)	(28,199,028)
Total stockholders’ equity attributable to EON Resources, Inc.	60,898,209	3,114,057
Noncontrolling interest	-	24,605,414
Total stockholders’ equity	60,898,209	27,719,471
Total liabilities and stockholders’ equity	$89,515,298	$102,705,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenues
Crude oil	$4,351,800	$5,275,254	$12,265,145	$15,132,363
Natural gas and natural gas liquids	132,466	89,978	339,838	396,670
Gain (loss) on derivative instruments, net	(224,512)	1,900,662	579,896	(180,063)
Other revenue	104,587	98,452	327,208	359,270
Total revenues	4,364,341	7,364,346	13,512,087	15,708,240
Expenses
Production taxes, transportation and processing	435,539	489,524	1,135,605	1,326,789
Lease operating	2,545,969	2,136,732	6,460,744	6,530,431
Depletion, depreciation and amortization	526,871	507,626	1,082,136	1,506,242
Accretion of asset retirement obligations	29,388	10,395	44,893	83,926
General and administrative	2,591,296	2,235,263	6,616,885	6,868,749
Total expenses	6,129,063	5,379,540	15,340,263	16,316,137
Operating loss	(1,764,722)	1,984,806	(1,828,176)	(607,897)
Other Income (expenses)
Change in fair value of warrant liability	-	(137,911)	(152,490)	(484,799)
Change in fair value of convertible note liability	-	-	(131,677)	-
Change in fair value of forward purchase agreement liability	-	981,337	-	655,865
Amortization of financing costs	(399,697)	(507,701)	(1,069,514)	(1,982,958)
Interest expense	(1,220,390)	(1,841,848)	(4,643,174)	(5,732,747)
Interest income	9,372	14,852	48,400	44,214
Gain on extinguishment of liabilities	1,846,684	-	2,146,285	1,720,000
Gain on sale of oil and gas assets	13,414,100	-	13,414,100	-
Other Income (expense)	-	-	295,342	1,506
Total other income (expenses)	13,650,069	(1,491,271)	9,907,272	(5,778,919)
Income (loss) before income taxes	11,885,347	493,535	8,079,096	(6,386,816)
Income tax (provision) benefit	(6,260,472)	855,925	(5,091,343)	2,404,979
Net income (loss)	5,624,875	1,349,460	2,987,753	(3,981,837)
Net loss attributable to noncontrolling interests	-	-	-	-
Net income (loss) attributable to Eon Resources, Inc.	$5,624,875	$1,349,460	$2,987,753	$(3,981,837)

Weighted average share outstanding, common stock - basic	38,073,390	5,733,857	25,301,146	5,483,959
Weighted average share outstanding, common stock - diluted	54,964,640	5,733,857	47,789,972	5,483,959

Net income (loss) per share of common stock – basic	$0.15	$0.24	$0.12	$(0.73)
Net income (loss) per share of common stock –diluted	$0.10	$0.24	$0.07	$(0.73)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Total
							Stockholders’
	Class A		Class B		Additional	Accumulated	(Deficit) Equity Attributable to EON		Total Stockholders’
	Common Stock		Common Stock		Paid-In	Earnings	Resources	Noncontrolling	(Deficit)
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Inc.	Interest	Equity

Balance – December 31, 2024	10,323,205	$1,032	500,000	$50	$31,312,003	$(28,199,028)	$3,114,057	$24,605,414	$27,719,471

Share-based compensation	325,457	33	-	-	368,060	-	368,093	-	368,093
Shares issued under equity line of credit	4,770,000	477	-	-	4,341,055	-	4,341,532	-	4,341,532
Shares issued for conversion of note payables	1,954,514	195	-	-	1,786,046	-	1,786,241	-	1,786,241
Shares issued to settle accounts payable	45,050	5	-	-	45,045	-	45,050	-	45,050
Class B exchanged for Class A	500,000	50	(500,000)	(50)	3,385,000	-	3,385,000	(3,385,000)	-
Net loss	-	-	-	-	-	(1,423,452)	(1,423,452)	-	(1,423,452)
Balance – March 31, 2025	17,918,226	1,792	-	-	41,237,209	(29,622,480)	11,616,521	21,220,414	32,836,935

Share-based compensation	328,800	33	-	-	237,652	-	237,685	-	237,685
Shares issued under equity line of credit	6,000,000	600	-	-	2,682,200	-	2,682,800	-	2,682,800
Shares issued for conversion of note payables	7,999,466	800	-	-	2,763,387	-	2,764,187	-	2,764,187
Shares issued to settle accounts payable	98,615	10	-	-	49,298	-	49,308	-	49,308
Shares issued for acquisition of oil and gas leases	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Shares issued for acquisition of oil and gas equipment	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Net loss	-	-	-	-	-	(1,213,670)	(1,213,670)	-	(1,213,670)
Balance – June 30, 2025	34,345,107	3,435	-	-	48,064,746	(30,836,150)	17,232,031	21,220,414	38,452,445
Share-based compensation	37,500	4	-	-	506,915	-	506,919	-	506,919
Shares issued under equity line of credit	3,200,000	320	-	-	1,093,120	-	1,093,440	-	1,093,440
Shares issued for conversion of note payables	5,943,967	594	-	-	1,824,406	-	1,825,000	-	1,825,000
Capital Contribution for related party debt extinguishment	-	-	-	-	13,395,530	-	13,395,530	-	13,395,530
Shares issued for purchase of non-controlling interest units in subsidiary	1,500,000	150	-	-	21,220,264	-	21,220,414	(21,220,414)	-
Net income	-	-	-	-	-	5,624,875	5,624,875	-	5,624,875
Balance September 30, 2025	45,026,574	$4,503	-	$-	$86,104,981	$(25,211,275)	$60,898,209	$-	$60,898,209

Balance – December 31, 2023	5,235,131	$524	1,800,000	$180	$16,317,856	$(19,118,745)	$(2,800,185)	$33,406,414	$30,606,229

Share-based compensation	-	-	-	-	699,248	-	699,248	-	699,248
Net loss	-	-	-	-	-	(4,693,502)	(4,693,502)	-	(4,693,502)
Balance – March 31, 2024	5,235,131	524	1,800,000	180	17,017,104	(23,812,247)	(6,794,439)	33,406,414	26,611,975

Share-based compensation	301,878	30	-	-	490,690	-	490,720	-	490,720
Net loss	-	-	-	-	-	(637,795)	(637,795)	-	(637,795)
Balance – June 30, 2024	5,537,009	$554	1,800,000	$180	$17,507,794	$(24,450,042)	$(6,941,514)	$33,406,414	$26,464,900
Shares issued under equity line of credit	1,000,000	100	-	-	1,184,172	-	1,184,272	-	1,184,272
Class B exchanged for class A	420,325	42	(420,325)	(42)	2,845,600	-	2,845,600	(2,845,600)
Share-based compensation	-	-	-	-	326,995	-	326,995	-	326,995
Net loss	-	-	-	-	-	1,349,460	1,349,460	-	1,349,460
Balance – September 30, 2024	6,957,334	$696	1,379,675	$138	$21,864,561	$(23,100,582)	$(1,235,187)	$30,560,814	$29,325,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EON RESOURCES, INC.

(FORMERLY HNR ACQUISITION CORP)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
Operating activities:
Net income (loss)		$2,987,753	$(3,981,837)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization expense		1,082,136	1,506,242
Accretion of asset retirement obligations		44,893	83,926
Equity-based compensation		1,025,447	1,516,963
Deferred income tax provision (benefit)		4,374,512	(2,404,979)
Amortization of debt issuance costs		1,069,514	1,982,958
Gain on extinguishment of liabilities		(2,146,285)	(1,720,000)
Gain on sale of oil and gas properties		(13,414,100)	-
Change in fair value of unsettled derivatives		85,836	(326,508)
Change in fair value of convertible note liability		131,677	-
Change in fair value of warrant liability		152,490	484,799
Change in fair value of forward purchase agreement		-	(655,865)
Changes in operating assets and liabilities:
Accounts receivable		(7,835)	132,340
Prepaid expenses and other assets		(2,332,747)	177,793
Accounts payable		(2,741,086)	1,787,285
Accounts payable related parties		(144,285)	-
Accrued liabilities and other		(555,770)	3,028,687
Royalties payable		832,120	1,510,124
Royalties payable, related party		35,350	224,434
Net cash provided by (used in) operating activities		(9,520,380)	3,346,362
Investing activities:
Development of crude oil and gas properties		(3,612,074)	(3,275,667)
Purchase of overriding royalty on oil and gas properties		(13,500,000)	-
Sale of overriding royalty on oil and gas properties		45,500,000	-
Purchases of other equipment		-	(20,000)
Net cash provided by (used in) investing activities		28,387,926	(3,295,667)
Financing activities:
Repayments of long-term debt		(29,215,898)	(2,945,312)
Proceeds from convertible notes payable		561,120	-
Proceeds from short-term notes payable		1,676,300	967,500
Repayment of short-term notes payable		(2,102,794)	(421,963)
Proceeds from related party notes payable		-	450,000
Repayment of related party notes payable		-	(43,750)
Proceeds from sale of common stock		8,117,772	1,184,272
Net cash provided by (used in) financing activities		(20,963,500)	(809,253)

Net change in cash and cash equivalents		(2,095,954)	(758,558)
Cash and cash equivalents at beginning of period		2,971,558	3,505,454
Cash and cash equivalents at end of period		$875,604	$2,746,896

Cash paid during the period for:
Interest on debt		$5,697,372	$3,489,041
Income taxes	$		$-
Supplemental disclosure of non-cash investing and financing activities:

Exchange of Class B Units for Class A Common stock		$-	$2,845,600
Accrued purchases of property and equipment at period end		$365,076	$1,405,550
Shares issued for acquisition of oil and gas leases		$547,600	$-
Shares issued for acquisition of oil and gas equipment		$547,600	$-
Establishment of asset retirement obligation on new oil and gas lease		$130,076	$-
Class B exchanged for Class A		$3,385,050	$-
Shares issued for conversion of note payables		$6,375,428	$-
Shares issued for purchase of non-controlling interest units in subsidiary		$21,220,414	$-
Capital Contribution for related party debt extinguishment		$13,395,531	$-

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

Going Concern Considerations

At September 30, 2025, the Company had $875,604 in cash and a working capital deficit of $9,940,605. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company had negative cash flow from operations of $9,520,380 for the nine months ended September 30, 2025 and positive cash flows from operations of $3,700,686 for the year ended December 31, 2024. Additionally, management plans to alleviate this substantial doubt in the future by improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock under the Common Stock Purchase Agreement. . The Company has a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund the Company operations and production growth, and be used to reduce liabilities of the Company. During the nine months ended September 30, 2025, Company issued 13,970,000 shares under the Common Stock Purchase Agreement in exchange for cash proceeds of $8,117,772. As of September 30, 2025 and as of the date of this filing, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 16, 2025. The interim results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Revision of previously issued financial statements

During the preparation of its financial statements for the nine months ended September 30, 2025, the Company determined the asset retirement obligation liability and related accretion of asset retirement obligation expenses incurred during three months ended March 31, 2025, three months ended June 30, 2025 and the six months ended June 30, 2025 was overstated due to an incorrect discount rate being used in the calculation. The error was determined to not be material to these previously reported financial statements, and therefore the previously issued consolidated financial statements are not re-issued. The impact to accretion expense of these adjustments was immaterial. However, correcting these entries in the current period would be material and therefore the company has concluded to revise prior financial statements through this disclosure and will revise the historical financial statements when they are next presented

The following tables summarize the changes made to the affected financial statements and results of operations.

	March 31, 2025	Adjustments	March 31, 2025
	As Reported		As Revised
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Asset retirement obligations	1,385,056	(328,779)	1,056,277
Total for non-current liabilities	37,644,078	(328,779)	37,315,299
Total liabilities	71,351,890	(328,779)	71,023,111
Commitments and Contingencies
Stockholders’ (deficit) equity
Accumulated deficit	(29,951,259)	328,779	(29,622,480)
Total stockholders’ (deficit) attributable to Eon Resources, Inc.	11,287,742	328,779	11,616,521
Total stockholders’ equity	32,508,156	328,779	32,836,935
Total liabilities and stockholders’ equity	103,860,046	-	103,860,046

	June 30, 2025	Adjustments	June 30, 2025
	As Reported		As Revised
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Prepaid expenses and other current assets	488,183	1,047,600	1,535,783
Total current assets	5,875,645	1,047,600	6,923,245
Proved Properties	103,382,842	(1,047,600)	102,335,242
Total oil and natural gas properties, net	100,068,351	(1,047,600)	99,020,751
TOTAL ASSETS	105,963,996	-	105,963,996

Asset retirement obligations	1,430,899	(236,033)	1,194,866
Total for non-current liabilities	40,139,959	(236,033)	39,903,926
Total liabilities	67,747,584	(236,033)	67,511,551
Commitments and Contingencies
Stockholders’ (deficit) equity
Accumulated deficit	(31,072,183)	236,033	(30,836,150)
Total stockholders’ (deficit) attributable to Eon Resources, Inc.	16,995,998	236,033	17,232,031
Total stockholders’ equity	38,216,412	236,033	38,452,445
Total liabilities and stockholders’ equity	105,963,996	-	105,963,996

The Company has also revised its June 30, 2025 unaudited consolidated balance sheet to increase prepaid expenses by $1,047,600 and decrease oil and gas properties by the same amount. Due to an error relating to a misclassification of costs to oil and gas properties instead of a prepaid expense.

	Three Months Ended March 31, 2025	Adjustments	Three Months Ended March 31, 2025
	As Reported		As Revised
Expenses
Accretion of asset retirement obligations	335,771	(328,779)	6,992
Total expenses	4,835,928	(328,779)	4,507,149
Operating income (loss)	(271,330)	328,779	57,449
Income (loss) before income taxes	(2,522,616)	328,779	(2,193,837)
Net income (loss)	(1,752,231)	328,779	(1,423,452)
Net income (loss) attributable to Eon Resources, Inc.	$(1,752,231)	$328,779	$(1,423,452)

Weighted average share outstanding, common stock - basic and diluted	15,338,289	-	15,338,289
Net income (loss) per share of common stock – basic and diluted	$(0.11)	0.01	$(0.10)

The Company’s Form 10-Q for the three and six months ended June 30, 2025 included $179,555 of the accretion expense revision disclosed above related to March 31, 2025 due to mathematical error. During the three months ended September 30, 2025, the Company further revised accretion expense by $149,224 for the three months ended March 31, 2025 for an incorrect inflation rate used in the calculation of its asset retirement obligations.

	Three Months Ended June 30, 2025	Adjustments	Three Months Ended June 30, 2025
	As Reported		As Revised
Expenses
Accretion of asset retirement obligations	95,322	(86,809)	8,513
Total expenses	4,790,860	(86,809)	4,704,051
Operating income (loss)	(207,712)	86,809	(120,903)
Income (loss) before income taxes	(1,699,223)	86,809	(1,612,414)
Net income (loss)	(1,300,479)	86,809	(1,213,670)
Net income (loss) attributable to Eon Resources, Inc.	$(1,300,479)	$86,809	$(1,213,670)

Weighted average share outstanding, common stock - basic and diluted	22,575,043	-	22,575,043
Net income (loss) per share of common stock – basic and diluted	$(0.06)	0.01	$(0.05)

	Six Months Ended June 30, 2025	Adjustments	Six Months Ended June 30, 2025
	As Reported		As Revised
Expenses
Accretion of asset retirement obligations	251,538	(236,033)	15,505
Total expenses	9,447,233	(236,033)	9,211,200
Operating income (loss)	(299,487)	236,033	(63,454)
Income (loss) before income taxes	(4,042,284)	236,033	(3,806,251)
Net income (loss)	(2,873,155)	236,033	(2,637,122)
Net income (loss) attributable to Eon Resources, Inc.	$(2,873,155)	$236,033	$(2,637,122)

Weighted average share outstanding, common stock - basic and diluted	18,809,177	-	18,809,177
Net income (loss) per share of common stock – basic and diluted	$(0.15)	0.01	$(0.14)

							Total
	Class A		Class B		Additional		Stockholders’ (Deficit) Equity Attributable to HNR		Total Stockholders’
	Common Stock		Common Stock		Paid In	Accumulated	Acquisition	Noncontrolling	(Deficit)
	Shares	Amount	Shares	Amount	Capital	deficit	Corp.	Interest	Equity
As Reported
Net loss	-	-	-	-		(1,752,231)	(1,752,231)	-	(1,752,231)
Balance – March 31, 2025	17,918,226	$1,792	-	$-	$41,237,209	$(29,951,259)	$11,287,742	$21,220,414	$32,508,156

Adjustment						$328,779	$328,779	$-	$328,779

As Revised
Net loss	-	-	-	-		(1,423,452)	(1,423,452)	-	(1,423,452)
Balance – March 31, 2025	17,918,226	$1,792	-	$-	$-41,237,209	$(29,622,480)	$11,616,521	$21,220,414	$32,836,935

							Total
	Class A		Class B		Additional		Stockholders’ (Deficit) Equity Attributable to HNR		Total Stockholders’
	Common Stock		Common Stock		Paid In	Accumulated	Acquisition	Noncontrolling	(Deficit)
	Shares	Amount	Shares	Amount	Capital	deficit	Corp.	Interest	Equity
As Reported
Net loss	-	-	-	-		(1,300,479)	(1,300,479)	-	(1,300,479)
Balance – June 30, 2025	34,345,107	$3,435	-	$-	$48,064,746	$(31,072,183)	$16,995,998	$21,220,414	$38,216,412

Adjustment						$86,809	$86,809	$-	$86,809

As Revised
Net loss	-	-	-	-		(1,213,670)	(1,213,670)	-	(1,213,670)
Balance – June 30, 2025	34,345,107	$3,435	-	$-	$48,064,746	$(30,836,150)	$17,232,031	$21,220,414	$38,452,445

	Three Months Ended March 31, 2025	Adjustments	Three Months Ended March 31, 2025
	As Reported		As Revised
Operating activities:
Net income (loss)	$(1,752,231)	$328,779	$(1,423,452)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of asset retirement obligations	335,771	(328,779)	6,992
Net cash provided by operating activities	(1,827,335)	-	(1,827,335)

	Six Months Ended June 30, 2025	Adjustments	Six Months Ended June 30, 2025
	As Reported		As Revised
Operating activities:
Net income (loss)	$(2,873,155)	$236,033	$(2,637,122)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of asset retirement obligations	251,538	(236,033)	15,505
Net cash provided by operating activities	(1,796,949)	-	(1,796,949)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include: i) estimates of proved reserves of oil and natural gas, which affect the calculation of depletion, depreciation, and amortization (“DD&A”) and impairment of proved oil and natural gas properties, ii) the valuation of commodity derivative instruments, and iii) the valuation of convertible notes and warrant liabilities. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions. Future production may vary materially from estimated oil and natural gas proved reserves. Actual future prices may vary significantly from price assumptions used for determining proved reserves and for financial reporting.

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

The following table presents the effect of potential dilutive issuances for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss) attributable to common stockholders	$5,624,875	$1,349,460	$2,987,753	$(3,981,837)
Change in fair value of warrant liabilities	-	137,911	-	-
Change in fair value of convertible notes	-	-	131,677	-
Interest expense associated with convertible debt	124,015	-	390,131	-
Net income (loss) for dilutive calculation	$5,748,890	$1,487,371	$3,509,561	$(3,981,837)

Weighted average shares outstanding	38,073,390	5,733,857	25,301,146	5,483,959
Dilutive effect of convertible debt	16,891,250	-	22,488,826	-
Dilutive effect of common stock options	-	-	-	-
Dilutive effect of common stock warrants	-	-	-	-
Weighted average shares outstanding for diluted net income (loss) per share	54,964,640	5,733,857	47,789,972	5,483,959

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement warrants to purchase an aggregate of 6,847,500 shares, warrants to purchase 1,200,000 issued to a vendor, and options to purchase an aggregate of 235,000 shares in the calculation of diluted income per share for the nine months ended September 30, 2025 and 2024 since the effect of those instruments would be anti-dilutive.

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

As of September 30, 2025 and December 31, 2024, the Company had approximately 96% and 99% of accounts receivable with two customers, respectively.

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

Customers

The Company sold 100% of its crude oil and natural gas production to two customers for the nine months ended September 30, 2025 and 2024. Inherent to the industry is the concentration of crude oil, natural gas and natural gas liquids (“NGLs”) sales to a limited number of customers. This concentration has the potential to impact the Company’s overall exposure to credit risk in that its customers may be similarly affected by changes in economic and financial conditions, commodity prices or other conditions. Given the liquidity in the market for the sale of hydrocarbons, the Company believes the loss of any single purchaser, or the aggregate loss of several purchasers, could be managed by selling to alternative purchasers in the operating areas.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of September 30, 2025, the Company’s cash balances exceeded the FDIC limit by $614,637. At September 30, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes during interim reporting periods is computed by applying an estimated annual effective tax rate to year-to-date income, adjusted for discrete items occurring within the quarter. The estimated annual effective tax rate is updated quarterly based on changes in the forecast of full-year income and tax expense. The Company’s effective tax rate was approximately 65% and 23% for the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rate reflects the Company’s best estimate of the effective tax rate expected to be applicable for the full year and is significantly impacted by, the exchanges of Class B common stock to Class A common stock, gain and losses on conveyances of oil and gas properties, the gain on debt extinguishments and the tax effect of Company’s oil and gas activities. The Company recorded an income tax provision of $6,260,472 and $5,091,343 for the three and nine months ended September 30, 2025, respectively, and an income tax benefit of $855,925 and $2,404,979 for the three and nine months ended September 30, 2024, respectively, primarily related to temporary differences associated with the Company’s oil and gas operations, hedging activity and interest deduction limitations.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has recognized the income tax effect in the consolidated financial statements in the current period after the OBBBA was signed into law with no material impact.

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

NOTE 3 — OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024
Leasehold cost	$75,909,612	$89,612,354
Intangibles	7,597,808	6,336,922
Lease and well equipment	2,510,279	3,442,627
Capitalized asset retirement obligation	1,023,311	893,235
Total oil and gas properties, successful efforts method	87,041,010	100,285,138
Accumulated depletion	(2,863,609)	(2,759,226)
Oil and gas properties, net	$84,177,401	$97,525,912

Pogo Royalty Purchase, Sale, Termination and Exchange

As previously reported, on February 10, 2025, the Company entered into a Purchase, Sale, Termination and Exchange Agreement (the “PSTE Agreement”), by and among the Company, EON Upstream (f/k/a HNRA Upstream, LLC), which is managed by, and is a subsidiary of, the Company (“OpCo”), EON Partner, Inc. (f/k/a HNRA Partner, Inc.), which is a wholly owned subsidiary of OpCo (“SPAC Subsidiary”), EON Energy, LLC (f/k/a HNRA Royalties, LLC), which is a wholly owned subsidiary of the Company (“EON Energy”), CIC Pogo LP (“CIC”), DenCo Resources, LLC (“DenCo”), Pogo Resources Management, LLC (“Pogo Management”), 4400 Holdings, LLC (“4400”), and Pogo Royalty, LLC (“Pogo Royalty”). Pursuant to the PSTE Agreement, the Company agreed to purchase a 10% overriding royalty interest in existing leases and wells in the Grayburg Jackson Field (“GJF”) (the “Pogo ORRI”) from Pogo Royalty for $13,500,000 (the “Pogo ORRI Purchase Price”), payable in cash at the closing of the transactions contemplated by the PSTE Agreement (the “PTSE Closing”). In addition, at the PTSE Closing, Pogo Royalty agreed to waive all outstanding interest accrued under the promissory note in the aggregate principal amount of $15,000,000 issued to Pogo Royalty (the “Seller Note”), reduce the outstanding principal amount of the Seller Note to $7,000,000, and settle and discharge the Seller Note in exchange for the payment of $7,000,000 in cash (See Note 5). Pogo Royalty further agreed to assign and transfer the 1,500,000 preferred units of OpCo (the “OpCo Preferred Units”), which were convertible into Class B common units of OpCo on November 15, 2025 at a ratio equal to the quotient of $20 divided by the average of the daily VWAP of the Company’s Class A Common Stock, $0.0001 per share (“Class A Common Stock”), during the five trading days prior to conversion, and thereafter were exchangeable for shares of Class A Common Stock on a one-to-one basis, to OpCo in exchange for the issuance by the Company of 1,500,000 shares of Class A Common Stock (the “Share Consideration”) at the PTSE Closing.

On September 9, 2025, the Company entered into an Amendment No. 4 to the PSTE Agreement (“Amendment No. 4”) whereby (i) the Pogo ORRI Purchase Price was reduced from $14,000,000 to $13,675,000, payable in cash at the PTSE Closing, and (ii) the effective date of the transfer of the Pogo ORRI was changed from the first day of the month after the PTSE Closing occurs to the first day of the month in which the Closing occurs.

The PTSE Closing occurred on September 9, 2025. The Company recorded the purchase amount of $13,500,000 as an increase to the leasehold cost basis under ASC 932, with the additional $175,000 being for the final Pogo ORRI liability payment through the closing date. The Company reclassified the value of the noncontrolling interest associated with the OpCo Preferred Units to additional paid in capital related to the issuance of the Share Consideration with no gain or loss recognized in accordance with ASC 505.

New ORRI Agreement and Conveyance

On September 9, 2025, LHO Operating, LLC, a subsidiary of the Company (“LHO”), entered into an Agreement regarding Overriding Royalty Interest (the “2025 ORRI Agreement”) with an investor (the “ORRI Investor”) wherein two different overriding royalty interests were purchased and sold and agreed to be transferred under an instrument titled Conveyance of Overriding Royalty Interest (the “2025 ORRI Conveyance”). Pursuant to the 2025 ORRI Conveyance executed September 9, 2025, LHO conveyed an overriding royalty interest (each a “2025 ORRI”) in and to certain leasehold interests, hydrocarbons and wells to Investor. The two 2025 ORRIs are as follows: (i) a 15% perpetual overriding royalty interest in existing leases and wells in the Grayburg Jackson Field (“GJF”) (the “Waterflood ORRI”); and (ii) a 5% perpetual overriding royalty interest in the San Andres Formation (as defined in the 2025 ORRI Conveyance) in wells to be drilled by Vertus Energy Assets, LLC (“Virtus”), an affiliate of Virtus Energy partners, LLC under the Farmout Program (defined below) (the Horizontal ORRI”).

The 2025 ORRI Agreement governs, among other things, the terms of disbursements to be made to the ORRI Investor in connection with the Waterflood ORRI. Pursuant to the 2025 ORRI Agreement, commencing on January 1, 2026, LHO is required to fund, or cause to be funded, qualified petroleum, exploration, development and production activities in an amount not less than $3,000,000 in each year through and including December 1, 2028 (the “Annual Capital Commitment”). If the Annual Capital Commitment is not met, the percentages of the Waterflood ORRI will increase by an amount (expressed in percentage points) equal to the product of (a) (i) 1.0 minus (ii) the amount of qualified expenditures divided by the Annual Capital Commitment, multiplied by (b) 0.02. Furthermore, LHO agreed to execute a conveyance of overriding royalty interests for any subsequently acquired interests in the subject interests, hydrocarbons and leases described in the 2025 ORRI Conveyances.

The ORRI Investor has no right or power to participate in the operations of the GJF as a result of the 2025 ORRI Conveyances. LHO is required to use commercially reasonable efforts to market the subject hydrocarbons and utilize reasonable prudent operator standards in operating the GJF. LHO is not permitted to transfer any of the interests that are subject to the Investor ORRI Conveyance or to assign or delegate any rights or obligations with respect to the 2025 ORRIs without the prior consent of the ORRI Investor (except as described below in the Farmout Program).

 In exchange for the 15% Waterflood ORRI in existing leases and wells in GJF, the Company received proceeds of $20,000,000. The Company recorded the sale of the 15% Waterflood ORRI as a reduction in the leasehold cost basis under ASC 932 as the Company retains a full obligation to operate the property without reimbursement from the buyer, and therefore no gain or loss was recorded on the sale of the 15% Waterflood ORRI.

In exchange for the 5% Horizontal ORRI in the San Andres Formation in wells to be drilled under the Farmout Program, the Company received proceeds of $20,500,000. The Company recorded the sale of the 5% Horizontal ORRI as a gain under ASC 932 as the Company had no cost basis assigned to these unproved reserves.

Virtus Farmout Program

On September 9, 2025, LHO and Virtus entered into a Joint Development, Leasehold Purchase, and Area of Mutual Interest Agreement (the “Farmout Program”). Pursuant to the Farmout Program, Virtus paid LHO $5,000,000 in cash in consideration of the farmout of LHO’s rights in the San Andres Formation in the GJF in which Virtus will own a 65% operated working interest (the “Assigned Interest”) and LHO retained a 35% non-operated working interest. In connection with such farmout, Virtus has agreed to conduct certain confirmatory evaluation studies and to fund, drill, complete, and equip three horizontal wells within the GJF, with LHO’s interest in such initial operations to be carried to the tanks by Virtus without cost by LHO. If further drilling is determined to be commercially viable by Virtus, Virtus will drill up to 12 additional horizontal wells targeting the GJF on or before December 31, 2030, to be completed on a “heads-up” basis meaning each party is responsible for their own expense interest subject to non-consent provisions of the applicable Joint Operating Agreement. If Virtus does not complete such drilling commitment by December 31, 2030, Virtus will be required to reassign to LHO all right, title and interest to the Assigned Interest, other than wellbores drilled by Virtus and other specified exceptions.

Furthermore, for five years following September 9, 2025, if either the ORRI Investor or Virtus acquire any oil, gas or mineral leasehold rights, wellbore interest, or other interests in oil gas, or mineral estate in certain designated sections of the GJF, then such party will be required to give the other party the option to participate in such acquisition up to its Subsequent AMI Participation Percentage (35% for LHO and 65% for Virtus).

The Farmout Program also provides for a mutual five-year right of first offer in the event that either of the parties determines to sell its interests that are subject to the Farmout Program to a third-party. If such right of first offer is exercised, the exercising party will have 45 days to negotiate in good faith and consummate the transaction for the sale of the offered interests in accordance with the material terms and conditions under which the selling party proposed to sell the offered interests.

The Company recorded the sale of the 65% operated working interest in the San Andres Formation in the GJF as a gain under ASC 932 as the Company had no cost basis assigned to these unproved reserves.

In connection with the Investor ORRI Agreement and the Farmout Program, the Company agreed to pay fees of $1,610,000 to consultants related to the closing of the transactions which were recognized as reductions to the gain on the sale of oil and gas properties.

South Justis Acquisition

On June 17, 2025, the Company and EON Energy, LLC (“EON Energy”), a wholly owned subsidiary, entered into a Purchase and Sale Agreement (the “PSA”) with WPP NM, L.L.C. and Northwest Central, L.L.C. (collectively the “Seller”) to acquire all of the Seller’s respective estates and mineral rights created by the oil and gas leases and mineral estates in the South Justis Field located in the Permian Basin in Lea County, New Mexico (the “Leases”), (ii) all oil, gas, water injection wells, water disposal and other wells located on the Leases or on lands pooled therewith, together with (iii) all of Seller’s interest in the rights, appurtenances, contracts, personal property, and records related thereto (collectively, the “Assets”). The transactions contemplated by the PSA were consummated at a closing held on June 20, 2025.

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

On June 17, 2025, LHO, entered into a Master Services Agreement (the “MSA”) with a contractor whereby the contractor agreed to provide workover services in the GJF operated by LHO and the South Justis Field acquired by EON Energy (the “Services”). The Company agreed to (i) prepay an initial $500,000 in cash to the contractor, which was paid in June 2025, and (ii) issue 1,000,000 shares of Class A Common Stock. The Company noted the stock price on the date of the 1,000,000 share issuance was $0.49 on the closing date of June 20, 2025, resulting in fair market value of $490,000, which was capitalized in full as development costs.

The Company recognized depreciation, depletion, and amortization expense totaling $1,082,136 and $1,506,242 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 4 — DERIVATIVES

Derivative Activities

The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs, which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments. The Company has historically used crude diff swaps, fixed price swaps, and costless collars. As of September 30, 2025, the Company’s derivative financial instruments consisted of costless collars and crude diff swaps, which are described below:

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

The Company had no agreements in place classified as costless collars as of September 30, 2025 or December 31, 2024.

Crude price differential swaps

The Company has entered into commodity swap contracts for West Texas Intermediate (“WTI”) crude oil that are effective over the next 1 to 6 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations.

The following table reflects the weighted-average price of open commodity swap contracts as of September 30, 2025:

Commodity Swaps
		Weighted
	Volume	average
Period	(Bbls/month)	price ($/Bbl)
Q4 2025	2,000	$62.50
Q1 2026	2,000	$62.50

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2024:

Commodity Swaps
		Weighted
	Volume	average
Period	(Bbls/month)	price ($/Bbl)
Q1-Q2 2025	5,000	$70.21
Q3-Q4 2025	5,000	$70.21

Derivative Assets and Liabilities

As of September 30, 2025 and December 31, 2024, the Company is conducting derivative activities with one counterparty, which is secured by the lender in the Company’s bank credit facility. The Company believes the counterparty is acceptable credit risk, and the credit worthiness of the counterparty is subject to periodic review. The assets and liabilities are netted given that all positions are held by a single counterparty and subject to a master netting arrangement. The combined fair value of derivatives included in the accompanying consolidated balance sheets as of September 30, 2025 and December 31, 2024 is summarized below.

	As of September 30, 2025
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$20,561	$-	$20,561
Long-term derivative asset	-	-	-
Short-term derivative liability	-	-	-
Long-term derivative liability		-	-
Total derivative liability			$20,561

	As of December 31, 2024
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$151,303	$(44,906)	$106,397
Long-term derivative asset	-	-	-
Short-term derivative liability	(44,906)	(44,906)	-
Long-term derivative liability	-	-	-
Total derivative asset			$106,397

The effects of the Company’s derivatives on the consolidated statements of operations are summarized below:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Total gain (loss) on unsettled derivatives	$(653,753)	$2,008,631	$(85,836)	$326,508
Total gain (loss) on settled derivatives	429,241	(107,969)	665,732	(506,571)
Net gain (loss) on derivatives	$(224,512)	$1,900,662	$579,896	$(180,063)

NOTE 5 — LONG-TERM DEBT AND NOTES PAYABLE

The Company’s debt instruments are as follows:

	September 30, 2025	December 31, 2024
Senior Secured Term Loan	$-	$23,696,417
Seller Promissory Note	-	15,000,000
Merchant Cash Advances	1,248,062	948,982
Convertible Notes Payable	4,425,000	891,363
Private loans	-	3,556,750
Total	5,673,062	44,093,512
Less: unamortized financing cost	(285,220)	(834,853)
Less: current portion including amortization	(995,755)	(9,080,910)
Long-term debt, net of current portion	$4,392,087	$34,177,749

Senior Secured Term Loan Agreement

In connection with the closing of the Company’s initial business combination (the “Term Loan Closing”), the Company (for purposes of the Loan Agreement, the “Borrower”) and First International Bank & Trust (“FIBT” or “Lender”), OpCo, SPAC Subsidiary, the Company, LHO (for purposes of the Loan Agreement, collectively, the “Guarantors” and together with the Borrower, the “Loan Parties”), and FIBT entered into a Senior Secured Term Loan Agreement on November 15, 2023 (the “Loan Agreement”), setting forth the terms of a senior secured term loan facility in an aggregate principal amount of $28,000,000 (the “Term Loan”).

Pursuant to the terms of the Term Loan Agreement, the Term Loan was advanced in one tranche on the date of closing of the Company’s initial business combination (the “Term Loan Closing Date”). The proceeds of the Term Loan were used to (a) fund a portion of the purchase price, (b) partially fund a debt service reserve account funded with $2,600,000 of restricted cash at the Closing Date, (c) pay fees and expenses in connection with the purchase and the closing of the Term Loan and (e) other general corporate purposes. The Term Loan accrues interest at a per annum rate equal to the FIBT prime rate plus 6.5% and fully matures on the third anniversary of the Term Loan Closing Date (“Maturity Date”). Payments of principal and interest will be due on the 15th day of each calendar month, beginning December 15, 2023, each in an amount equal to the Monthly Payment Amount (as defined in the Term Loan Agreement), except that the principal and interest payment due on the Maturity Date will be in the amount of the entire remaining principal amount of the Term Loan and all accrued but unpaid interest then outstanding. An additional one-time payment of principal is due on the date the annual financial report for the year ending December 31, 2024, is due to be delivered by Borrower to Lender in an amount that Excess Cash Flow (as defined in the Term Loan Agreement) exceeds the Debt Service Coverage Ratio (as defined in the Term Loan Agreement) of 1.35x as of the end of such quarter; provided that in no event shall the amount of the payment exceed $5,000,000. As of December 31, 2024, the Company had no such Excess Cash Flow and no additional repayment was required.

The Borrower could elect to prepay all or a portion greater than $1,000,000 of the amounts owed prior to the Maturity Date. In addition to the foregoing, the Borrower is required to prepay the Term Loan with the net cash proceeds of certain dispositions and upon the decrease in value of collateral.

On the Term Loan Closing Date, Borrower deposited $2,600,000 of restricted cash into a Debt Service Reserve Account (the “Debt Service Reserve Account”). The Debt Service Reserve Account may be used by Lender at any time and from time to time, in Lender’s sole discretion, to pay (or to supplement Borrower’s payments of) the obligations due under the Term Loan Agreement.

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

For nine months ended September 30, 2025 and 2024, the Company amortized $473,121 and $295,474 to interest expense related to deferred finance costs on the Term Loan Agreement. As of September 30, 2025, there were no amounts owed on the Term Loan. As of December 31, 2024, the principal balance on the Term Loan was $23,696,417, unamortized financing costs was $611,938 and accrued interest was $171,714.

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

Subordination Agreement

In connection with the Term Loan and the Seller Promissory Note, the Lenders, the sellers of Pogo and LHO (the “SPAC Sellers”) and the Company entered into a Subordination Agreement whereby the SPAC Sellers cannot require repayment, nor commence any action or proceeding at law or equity against the Company or the Lenders to recover any or all of the unpaid Seller Promissory Note until the Term Loan is repaid in full.

Settlement

On September 9, 2025, the Company made payment to FIBT of approximately $19,3000,000, following which all obligations under the Loan Agreement, Security Agreement, and Guaranty Agreement were deemed satisfied and repaid in all respects (except those obligations expressly surviving the termination of such agreements), and the related lien on the assets of the Company, OpCo, SPAC Subsidiary, Pogo, and LHO were released by FIBT. At the time of the transaction the Company owed $20,597,266 in principal, $37,591 in interest expense, $46,235 in credit card balance and paid fees of $49,059, offset by the unamortized deferred financing costs of $240,237 which resulted in a gain on the settlement of liabilities of $1,191,933.

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

As discussed in Note 3 above, the Company and Pogo Royalty agreed to settle the outstanding balance of the Seller Note and related accrued interest for $7,000,000 in cash in connection with the Closing. The Company made this payment on September 9, 2025 and recorded a capital contribution on the extinguishment of liabilities with a related party of $13,395,531.

Accrued interest on the Seller Note was $0 and $2,952,123 as of September 30, 2025 and December 31, 2024, respectively.

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

The Company is amortizing the debt discount through a period of nine months from the Closing Date. The Company recognized amortization of debt discount of $0 and $1,310,912 during the nine months ended September 30, 2025 and 2024, respectively. Accrued interest on the promissory notes was $0 and $145,761 as of September 30, 2025 and December 31, 2024, respectively.

Convertible Notes Payable

During the year ended December 31, 2024, the Company and certain note holders entered into exchange agreements whereby the holders agreed to exchange their outstanding working capital notes totaling $300,000 and connected warrants with a fair value of $309,960 at the time of the exchange, for new convertible notes. The convertible notes have a maturity of three years after the issuance date, accrue interest at a rate of 7.5%, and are convertible into shares of Class A Common Stock at a rate of 90% multiplied by the average of the four lowest VWAP trading prices during the seven day trading period prior to the conversion date. The Company evaluated the instrument under ASC 480 and determined the instrument should be accounted for at fair value due to the variable share settlement. The Company estimated the fair value to be $698,620 at issuance of the notes payable, and revalues the convertible notes at each reporting period. During the nine months ended September 30, 2025, an aggregate of $600,000 of principal on these notes and $10,492 of accrued interest, which combined had a fair value of $1,023,040 at the date of conversion, were converted into 995,657 shares of common stock. The Company estimated the fair value of the remaining convertible notes described above to be $0 and $891,364 as of September 30, 2025 and December 31, 2024, respectively, and recognized a loss on change in fair value of $131,677 during the nine months ended September 30, 2025.

In January 2025, the Company and 27 of its Private Note Payable Investors (the “Exchange Investors”) entered into exchange agreements (the “2025 Exchange Agreements”) whereby the Exchange Investors exchanged their promissory notes and warrants for convertible promissory notes (the “Convertible Notes”). The principal amounts of the Convertible Notes were determined by adding the original principal amount of the promissory notes and warrants. In connection with the 2025 Exchange Agreements, the Company issued Convertible Notes in the aggregate principal amount of $9,166,500 in exchange for promissory notes in the aggregate principal amount of $3,582,500 and 5,584,000 warrants. The Company recognized a gain of $250,294 on the extinguishment of the promissory notes and warrants.

The Convertible Notes mature on January 31, 2028 and accrue interest at a rate of 7.5% per annum. The Convertible Notes may be prepaid by the Company at any time, in whole or in part, without any premium or penalty. The Convertible Notes may be converted by the holders at any time after issuance into shares of Class A Common Stock at a conversion price equal to the greater of (a) $0.25 per share or (b) 90% multiplied by the average of the three lowest VWAPs of the Class A Common Stock over the ten trading days prior to conversion. If, at any time the Convertible Notes are outstanding, the Company issues or sells Class A Common Stock for no consideration or at a price lower than the then-current Conversion Price, then the conversion price of the Convertible Notes will be automatically reduced to the amount of consideration per share received by the Company in such sale or offering. In addition, so long as any Convertible Notes are outstanding, if the Company issues any security on terms more favorable than the Convertible Notes, then the Company must notify the holder and such more favorable term shall become a part of the Convertible Note, at the holder’s option

During the nine months ended September 30, 2025, the Company issued 14,902,290 shares of Class A Common Stock for the conversion of $5,341,500 in convertible notes principal and $396 of accrued interest pursuant to the terms of the convertible notes.

On July 11, 2025, the Company entered into a Note Purchase Agreement (the “NPA”) with White Lion whereby the Company will issue and sell convertible promissory notes in an aggregate principal amount of up to $1,200,000 (the “White Lion Notes”). On July 11, 2025, the Company issued a convertible promissory note in the aggregate principal amount of $600,000 to White Lion (the “Initial Note”) pursuant to an initial closing in exchange for funding of $564,000 in cash from White Lion with a maturity date of January 1, 2027. Pursuant to the NPA, the Company granted White Lion a right until July 11, 2026, to conduct a second closing (the “Second Closing”) whereby White Lion may purchase an additional convertible promissory note in the aggregate principal amount of $600,000 in exchange for funding of $564,000 in cash from White Lion with such convertible promissory note being on the same terms as the Initial Note (the “Second Note,” and together with the Initial Note, the “Notes”). White Lion has the right, at any time until complete satisfaction of the amounts owed under the Initial Note, to convert any amounts owed under the Initial Note into Class A Common Stock of the Company at a conversion price equal to the greater of: (i) $0.25 or (ii) the lower of (A) the Fixed Conversion Price (as defined below) or (B) 90% multiplied by the lowest closing price of the Class A Common Stock during the ten trading days prior to the subject conversion date (representing a discount rate of 10%). The “Fixed Conversion Price” is the lower of (x) $0.75 or (y) the closing price of the Class A Common Stock on the 60th day following the date that the SEC has declared the registration statement required by the NPA effective for resales of the shares by White Lion. The conversion price shall be automatically adjusted equitably for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, as well as combinations, recapitalization, reclassifications, extraordinary distributions and similar events. At no time may White Lion hold or be required to take more than 4.99% (or up to 9.99% at the election of White Lion pursuant to the Initial Note) of the outstanding Class A Common Stock. As of September 30, 2025 the balance on the note is $600,000 with an unamortized discount balance of $32,913 which will be amortized to interest expense through the maturity date.

Accrued interest on the convertible promissory notes was $23,640 and $11,590 as of September 30, 2025 and December 31, 2024, respectively.

Merchant Cash Advances

On December 4, 2024, the Company entered into a merchant cash advance agreement with a third party. The Company received $330,700 in cash proceeds. The Company will repay an aggregate of $497,000 on a weekly basis through July 2025. The difference between the proceeds received and the total repayment was recognized as debt discount, and is amortized through the maturity date. As of September 30, 2025 and December 31, 2024, the remaining balance owed on this advance was $0 and $447,299, respectively.

On March 18, 2025, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $617,500 and will repay an aggregate of $858,000 to the lender on a weekly basis through December 2025. As of September 30, 2025 the remaining balance owed on this advance was $278,850.

On June 5, 2025, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $570,000 and will repay an aggregate of $840,000 to the lender on a weekly basis through January 2026. As of September 30, 2025 the remaining balance owed on this advance was $420,000.

On August 13, 2025, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $488,800 and will repay an aggregate of $691,600 to the lender on a weekly basis through April 2026. As of September 30, 2025 the remaining balance owed on this advance was $549,212.

As of September 30, 2025 and December 31, 2024, there was $252,307 and $222,916 of unamortized discount related to the merchant cash advances, and the Company recognized $650,142 of amortization of debt discount related to the advances.

Future Maturities of Long-Term Debt

The following summarizes the Company’s maturities of debt instruments:

Principal
12 months ended:
September 30, 2026	$1,248,062
September 30, 2027	-
September 30, 2028	4,425,000
Total	$5,673,062

NOTE 6 — STOCKHOLDERS’ EQUITY

As of September 30, 2025, there were 45,026,574 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.

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

As part of the consideration to effect the Company’s initial business combination, the Company issued 2,000,000 shares of Class B Common Stock to the Pogo Royalty. Immediately upon the Closing, Pogo Royalty exercised an exchange right it held and received 200,000 shares of Class A Common Stock. During the year ended December 31, 2024, Pogo Royalty exercised its right to exchange 1,300,000 shares of Class B units of OpCo for 1,300,000 shares of Class A Common Stock. As a result of the exchange, a total of $8,801,000 was reclassified from noncontrolling interest to additional paid in capital.

As discussed in Note 3, on February 10, 2025, the Company entered into the PTSE Agreement. As consideration for entering into the PSTE Agreement, the Company agreed to release the 500,000 shares of Class B Common Stock that were being held in escrow to Pogo Royalty and to promptly process any exchange notice delivered by Pogo Royalty to exchange such shares of Class B Common Stock for shares of Class A Common Stock, and Pogo Royalty agreed to deliver such exchange notice within two days of the date of the PSTE Agreement. The PSTE Agreement contains customary representations, warranties, indemnification provisions closing conditions, and covenants. On February 11, 2025, Pogo Royalty Exchanged the remaining 500,000 OpCo Class B Units and shares of Class B Common Stock for 500,000 shares of Class A Common Stock. As a result, there are no remaining shares of Class B Common Stock outstanding as of this filing, and $3,385,000 was reclassified from noncontrolling interest to additional paid in capital.

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

On September 9, 2025, the Company entered into an Amendment No. 4 to the PSTE Agreement (“Amendment No. 4”) whereby (i) the Pogo ORRI Purchase Price was reduced from $14,000,000 to $13,675,000, payable in cash at Closing, and (ii) the effective date of the transfer of the Pogo ORRI was changed from the first day of the month after the Closing occurs to the first day of the month in which the Closing occurs. The closing occurred on September 9, 2025 and the Company issued the 1,500,000 shares of Class A Common Stock to Pogo Royalty in exchange for all of Pogo Royalty’s outstanding preferred units of OpCo. As a result of the transaction, the Company now owns 100% of the outstanding units of OpCo. The Company reclassified noncontrolling interest balance of $21,220,414 associated with the OpCo Preferred Units to additional paid in capital in accordance with ASC 505.

In connection with the closing of the PTSE Agreement, the Investor ORRI Agreement and the Farmout Program, the Company awarded 875,000 shares of Class A Common Stock as bonuses to various employees of the Company with a fair value of $305,375 which was recorded as stock based compensation. In addition, the Company awarded 250,000 shares of Class A Common Stock as bonuses to various employees of the Company with a fair value of $87,250 which was recorded as a reduction of the gain on the sale of oil and gas properties. As of September 30, 2025 the shares had not yet been issued by the Company.

During the nine months ended September 30, 2025, the Company issued 15,897,947 shares of Class A Common Stock for the conversion of $6,364,540 in convertible notes principal and $10,888 of accrued interest pursuant to the terms of the convertible notes.

On October 18, 2024, the Company entered into a consulting agreement with a third party for financing services on a month to month basis. As compensation for services the Company will pay the consultant a fee of $20,000 per month consisting of $5,000 in cash and $15,000 in Class A common shares based on the average closing price for the last five trading days of the prior calendar month. During the nine months ended September 30, 2025, the Company issued a total of 224,900 shares of Class A Common Stock pursuant to the terms of the consulting agreement. The Company recognized stock-based compensation expense of $90,000.

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

On May 19, 2025, the Company entered into an agreement with a consultant to provide capital market advisory services for six months in exchange for 7,500 shares of Class A common stock to be awarded each month. The Company has issued 37,500 shares of Class A common stock with a fair value of $15,131

On June 17, 2025, the Company issued 1,000,000 shares of Class A Common Stock related to the acquisition of South Justis Field discussed in Note 3. The issuance was recognized at a price of $0.5475 per share based on the closing date of June 17, 2025, resulting in a purchase price of $547,500, which was assigned in full to the lease acquisition costs. The Company also issued an additional 1,000,000 shares related to the MSA, which had a value of $547,500 and were capitalized in full as development costs.

The Company recognized total stock-based compensation expense of $1,112,697 and $1,516,933 during the nine months ended September 30, 2025 and 2024, respectively and expects to recognize an additional $552,621 through December 31, 2026 assuming all awards vest. During the nine months ended September 30, 2025, 9,357 shares were issued to an employee related to vesting of RSU awards.

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

During the nine months ended September 30, 2025, the Company issued 13,970,000 shares under the Common Stock Purchase Agreement in exchange for cash proceeds of $8,117,772.

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

Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows:

Derivatives

The Company’s commodity price derivatives primarily represent crude oil collar contracts (some with long calls), fixed price swap contracts and differential swap contracts. The asset and liability measurements for the Company’s commodity price derivative contracts are determined using Level 2 inputs. The asset and liability values attributable to the Company’s commodity price derivatives were determined based on inputs that include, but not limited to, the contractual price of the underlying position, current market prices, crude oil forward curves, discount rates, and volatility factors. The Company had a net derivative asset of $20,561 as of September 30, 2025 and had a net derivative asset of $106,397 as of December 31, 2024.

Warrant Liability

Based on the redemption right present in the warrants issued in connection with promissory notes, the warrants are accounted for as a liability in accordance with ASC 480 and ASC 815, with the changes in fair value of the warrants recognize in the statement of operations.

The Company valued the warrants using the trading prices of the Public Warrants, which mirror the terms of the note payable warrants. The Company also estimated the fair value of the redemption put using a present value calculation for the time from the Closing Date of the MIPA through the 18-month redemption date and an estimated discount rate of 15%. The estimated fair value of the warrants and redemption put was $0 and $5,681,849 as of September 30, 2025 and December 31, 2024, respectively, and the Company recognized a change in fair value of the warrant liability of a loss of $152,490 during the nine months ended September 30, 2025. The warrant liability estimated fair value is considered a level 3 fair value measurement.

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

NOTE 8 — RELATED PARTY TRANSACTIONS

On May 5, 2022, the Company entered into a Referral Fee and Consulting Agreement (the “Consulting Agreement”) with Alexandria VMA Capital, LLC (“Alexandria”), an entity controlled by Mr. Caravaggio, who became the Company’s CEO on December 17, 2023. Pursuant to the Consulting Agreement, Alexandria provided information and contacts with suitable investments and acquisition candidates for the Company’s initial business combination. In addition, Alexandria provided due diligence, purchasing and negotiating strategy advice, organizational and operational advice, and such other services as requested by the Company. In consideration of the services provided by Alexandria, the Company paid to Alexandria Capital a referral fee of $1,800,000 equal to 2% of the total value of the Company’s business combination, with half being paid by the issuance of 89,000 shares of the Company’s Class A Common Stock. No gain was recognized on the issuance of these shares for the difference in the fair value of the shares and the $900,000 payable due to the related party nature of the transaction. The remaining $900,000 was reflected as accounts payable. As of September 30, 2025 and December 31, 2024, the Company owes $0 and $403,000 of the fee, respectively.

On January 20, 2023, January 27, 2023, and February 14, 2023, Mr. Caravaggio entered into Private Notes Payable with the Company. Pursuant to the Private Notes Payable, Mr. Caravaggio paid an aggregate amount of $179,000 and received promissory notes in the aggregate principal amount of $179,000, accruing interest at a rate of 15% per annum, and common stock warrants to purchase an aggregate of 179,000 shares of Class A Common Stock of the Company at an exercise price of $11.50 per share. The warrants issued to Mr. Caravaggio are identical to the Public Warrants that are publicly traded on the NYSE American under the symbol “HNRAQ” in all material respects, except that the warrants were not transferable, assignable or salable until 30 days after the Company’s initial business combination. The warrants are exercisable on the same basis as the Public Warrants. On November 13, 2023, pursuant to an Exchange Agreement, the Company agreed with Dante Caravaggio to exchange, in consideration of the surrender and forgiveness of an aggregate amount (including principal and interest accrued thereon) of $100,198 due under the Private Notes Payable, for 20,040 shares of Class A Common Stock at a price per share equal to $5.00 per share. During the nine months ended September 30, 2025, the Company entered into a 2025 Exchange Agreement with Mr. Caravaggio to exchange $89,500 of principal and 179,000 of warrants into a convertible note with a principal amount of $268,500. See Note 4 for further information.

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

As of September 30, 2025 and December 31, 2024, the Company had recorded an environmental remediation liability of $675,000 relating to an oil spill at one of the Company’s producing sites in fiscal year 2017 which is recorded in other liabilities in the consolidated balance sheets. The producing site was subsequently sold in 2019 and the Predecessor indemnified the purchaser for the remediation costs. Management based the remediation liability on the undiscounted cost received from third- party quotes to remediate the spill. As of September 30, 2025, the Company does not believe it is likely remediation will be required in the next five years.

NOTE 10 — SUBSEQUENT EVENTS

Subsequent to September 30, 2025, the Company issued 600,000 shares under the Common Stock Purchase Agreement in exchange for cash proceeds of $299,520 and issued 4,341,770 shares pursuant to the conversion of $1,775,000 of principal in convertible notes payable.

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

Overview

We are an independent oil and natural gas company based in Texas and formed in 2017 that is focused on the acquisition, development, exploration, production and divestiture of oil and natural gas properties in the Permian Basin. The Permian Basin is located in west Texas and southeastern New Mexico and is characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. Our properties are in the Grayburg-Jackson Field in Eddy County, New Mexico, and South Justis Field in Lea County, New Mexico which are both in the sub-area of the Permian Basin. LHO focuses primarily on production through waterflooding recovery methods.

Our assets as mentioned above consist of contiguous leasehold positions in the Grayburg-Jackson Field of approximately 13,700 gross (13,700 net) acres with an average working interest of 100%. We operate 100% of the net acreage across the Grayburg-Jackson Field assets, all of which is net operated acreage of vertical wells with average depths of approximately 3,810 feet. In addition, our South Justis Field has contiguous leasehold positions of approximately 5,400 gross (5,400) acres with an average working interest of 94%. We operate 100% of the net acreage across the South Justis field assets, all of which is net operated acreage of vertical wells with average depths of approximately 6,000 feet.

Our average daily production for the nine months ended September 30, 2025 was 749 barrel of oil equivalent (“BOE”) per day. Our average daily production for the year ended December 31, 2024, was 798 BOE per day. The decrease in production is due to an increase in well downtime, water injection flowlines that needed repair or replacement, and the conveyance of the 10% Override royalty interest to Pogo Royalty.

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

The price at which our oil and natural gas production are sold typically reflects either a premium or discount to the New York Mercantile Exchange (“NYMEX”) benchmark price. Thus, our operating results are also affected by changes in the oil price differentials between the applicable benchmark and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the nine months ended September 30, 2025 and 2024, was $(1.52) and $(2.07) per barrel, respectively. Our natural gas price differential during the nine months ended September 30, 2025 and 2024, was $(0.36) and $0.03 per one thousand cubic feet (“Mcf”), respectively. Fluctuations in our price differentials and realizations are due to several factors such as gathering and transportation costs, takeaway capacity relative to production levels, regional storage capacity, gain/loss on derivative contracts and seasonal refinery maintenance temporarily depressing demand.

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

Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2025 and 2024.

	For the three months ended September 30,
	2025	2024
Average NYMEX Prices (1)
Oil (per Bbl)	$65.74	$76.24
Natural gas (per Mcf)	$3.03	$2.11

	For the nine months ended September 30,
	2025	2024
Average NYMEX Prices (1)
Oil (per Bbl)	$67.40	$78.50
Natural gas (per Mcf)	$3.45	$2.11

(1)	Based on average NYMEX closing prices.

For the nine months ended September 30, 2025, the average NYMEX oil pricing was $67.40 per barrel of oil or 14% lower than the average NYMEX price per barrel for the nine months ended September 30, 2024. Our settled derivatives increased our realized oil price per barrel by $3.58 in the nine months ended September 30, 2025, and decreased our realized oil price per barrel by $2.56 in the nine months ended September 30, 2024. Our average realized oil price per barrel after reflecting settled derivatives and location differentials was $69.46 and $73.87 for the nine months ended September 30, 2025 and 2024, respectively.

The average NYMEX natural gas pricing for the nine months ended September 30, 2025, was $3.45 per Mcf, or 64% higher than the average NYMEX price of $2.11 per Mcf for the nine months ended September 30, 2024.

Results of Operations

Three months ended September 30, 2025 Compared to three months ended September 30, 2024

The following table sets forth selected operating data for the periods indicated. Average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

Revenues
Crude oil	$4,351,800	$5,275,254
Natural gas and natural gas liquids	132,466	89,978
Gain (loss) on derivative instruments, net	(224,512)	1,900,662
Other revenue	104,587	98,452
Total revenues	$4,364,341	7,364,346

Average sales prices:
Oil (per Bbl)	$63.85	$78.74
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	6.30	(1.61)
Oil net of settled oil derivatives (per Bbl)	70.15	77.13

Natural gas (per Mcf)	$2.50	$1.55

Realized price on a BOE basis excluding settled commodity derivatives	$58.26	$69.98
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	5.58	(1.41)
Realized price on a BOE basis including settled commodity derivatives	$63.84	$68.57

Expenses
Production taxes, transportation and processing	435,539	489,524
Lease operating	2,545,969	2,136,732
Depletion, depreciation and amortization	526,871	507,626
Accretion of asset retirement obligations	29,388	10,395
General and administrative	2,591,296	2,235,263
Total expenses	6,129,063	5,379,540

Costs and expenses (per BOE):
Production taxes, transportation, and processing	$5.66	$6.39
Lease operating expenses	33.08	27.87
Depreciation, depletion, and amortization expense	6.84	6.62
Accretion of asset retirement obligations	0.38	0.14
General and administrative	33.66	29.16

Net producing wells at period-end	472	342

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes. For the three months ended September 30, 2025, our oil and natural gas sales decreased 16% from the three months ended September 30, 2024, excluding the effect of settled commodity derivatives, and a 2% increase in production volumes. Production volumes increased for the three months ended September 30, 2025 from the three months ended September 30, 2024 were stable as a result of workover efforts offset by the negative impacts on production resulted from an equal combination of on-going water injection mechanical problems and downtime required to perform acid treatments and well servicing work to return wells to production.

Production for the comparable periods is set forth in the following table:

	For the Three Months Ended September 30,
	2025	2024
Production:
Oil (MBbl)	68	67
Natural gas (MMcf)	53	58
Total (MBOE)(1)	77	77

Average daily production:
Oil (Bbl)	741	746
Natural gas (Mcf)	575	647
Total (BOE)(1)	837	854

(1)	Natural gas is converted to BOE at the rate of one-barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Contracts

We enter into commodity derivatives instruments to manage the price risk attributable to future oil production. We recorded a loss on derivative contracts of $224,512 for the three months ended September 30, 2025, compared to a gain of $ 1,900,662 for the three months ended September 30, 2024. Lower commodity prices in the three months ended September 30, 2025, resulted in realized gains of $429,241 compared to realized losses of $ 107,969 for the three months ended September 30, 2024. For the three months ended September 30, 2025, unrealized losses were $653,753 compared to unrealized gains of $ 2,008,631 for the three months ended September 30, 2024.

For the three months ended September 30, 2025, our average realized oil price per barrel after reflecting settled derivatives was $70.15 compared to $77.12 for the three months ended September 30, 2024. For the three months ended September 30, 2025, our settled derivatives increased our realized oil price per barrel by $6.30 compared to decreasing the price per barrel by $1.61 for the three months ended September 30, 2024. As of September 30, 2025, we ended the period with a $20,561 net derivative asset compared to a net asset of $106,397 as of December 31, 2024.

Other Revenue

Other revenue was $104,587 for the three months ended September 30, 2025, compared to $98,452 for the three months ended September 30, 2024. The revenue is related to providing water services to a third party. The contract is for one year starting on September 1, 2022, and has been renewed by mutual agreement.

Lease Operating Expenses

Lease operating expenses were $2,545,969 for the three months ended September 30, 2025, compared to $ 2,136,732 for the three months ended September 30, 2024. On a per unit basis, production expenses increased 19% from $27.87 per BOE for the three months ended September 30, 2024, to $33.08 per BOE for the three months ended September 30, 2025.

Production Taxes, Transportation and Processing

We pay production taxes, transportation and processing costs based on realized oil and natural gas sales. Production taxes, transportation and processing costs were $435,539 for the three months ended September 30, 2025, compared to $489,524 for the three months ended September 30, 2024. As a percentage of oil and natural gas sales, these costs were 9.7% and 9% in the three months ended September 30, 2025 and 2024 respectively. Production taxes, transportation, and processing as a percent of total oil and natural gas sales are consistent with historical trends.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $526,871 for the three months ended September 30, 2025 compared to $507,626 for the three months ended September 30, 2024. DD&A was $6.84 per BOE for the three months ended September 30, 2025, compared to $6.62 per BOE for the three months ended September 30, 2024. The aggregate increase in DD&A expense for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was driven by the increase in the cost basis offset by a decrease in oil and gas production.

Accretion of Asset Retirement Obligations

Accretion expense was $29,388 for the three months ended September 30, 2025, compared to $10,395 for the three months ended September 30, 2024. Accretion expense was $0.38 per BOE for the three months ended September 30, 2025, compared to $0.14 per BOE for the three months ended September 30, 2024. The aggregate increase in accretion expense for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was driven by the addition of the South Justice field.

General and Administrative

General and administrative expenses were $2,591,296 for the three months ended September 30, 2025, compared to $2,235,263 for the three months ended September 30, 2024. The increase in general and administrative expenses is primarily due to increase legal and professional fees associated with the transactions closed during the current period, partially offset by decreased stock-based compensation in the current period of $419,669 compared to $326,995 in the comparative period.

Interest Expense and amortization of financing costs

Interest expense was $1,220,390 for the three months ended September 30, 2025, compared to $1,841,848 for the three months ended September 30, 2024. The decrease in interest expense is driven by the decreases in the Private Notes Payable and the Senior Secured Term Loan, along with the eventual settlement of the Senior Term Loan.

During the three months ended September 30, 2025, the Company recorded $399,697 related to the amortization of financing costs compared to $507,701 for the three months ended September 30, 2024. These costs are attributable to deferred finance costs paid on the Senior Secured Term Loan, and discounts associated with the Private Notes Payable during 2023.

Change in fair value of forward purchase agreement

The change in fair value of forward purchase agreement consisted of a gain of $981,337 for the three months ended September 30, 2024 related to the inputs used in our fair value estimate of the forward purchase agreement put option, primarily the decline in our stock price during the three months ended September 30, 2024. The key inputs to the fair value estimate include our stock price, which declined during the Successor period, and the likelihood, timing and price of a potential dilutive offering. The forward purchase agreement put option was settled during the year ended December 31, 2024 and therefore no change in fair value was recorded in the three months ended September 30, 2025.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities consisted of a loss of $137,911 for the three months ended September 30, 2024, related to fluctuations in the trading price of our warrants, a portion of which were accounted for as liabilities due to the redemption provisions in those issued to Private Note holders. All warrants previously accounted for as liabilities were exchanged into convertible notes during the nine months ended September 30, 2025.

Gain on extinguishment of liabilities

The Company recognized a gain on extinguishment of liabilities of $1,846,684 during the three months ended September 30, 2025, primarily related to the settlement of the Senior Term Loan and other liabilities associated with the Company’s prior acquisition.

Gain on sale of oil and gas properties

The Company recognized a gain on the sale of oil and gas properties of $13,414,100 during the three months ended September 30, 2025, related to the sale of the 5% Horizontal ORRI and the Farmout Program.

Nine months ended September 30, 2025 Compared to nine months ended September 30, 2024

The following table sets forth selected operating data for the periods indicated. Average sales prices are derived from accrued accounting data for the relevant period indicated.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Revenues
Crude oil	$12,265,145	$15,132,363
Natural gas and natural gas liquids	339,838	396,670
Gain (loss) on derivative instruments, net	579,896	(180,063)
Other revenue	327,208	359,270
Total revenues	$13,512,087	15,708,240

Average sales prices:
Oil (per Bbl)	$65.88	$76.43
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	3.58	(2.56)
Oil net of settled oil derivatives (per Bbl)	69.46	73.87

Natural gas (per Mcf)	$3.09	$2.14

Realized price on a BOE basis excluding settled commodity derivatives	$61.63	$67.86
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	3.26	(2.21)
Realized price on a BOE basis including settled commodity derivatives	$64.89	$65.65

Expenses
Production taxes, transportation and processing	1,135,605	1,326,789
Lease operating	6,460,744	6,530,431
Depletion, depreciation and amortization	1,082,136	1,506,242
Accretion of asset retirement obligations	44,893	83,926
General and administrative	6,616,885	6,868,749
Total expenses	15,340,263	16,316,137

Costs and expenses (per BOE):
Production taxes, transportation, and processing	$5.55	$5.80
Lease operating expenses	31.59	28.54
Depreciation, depletion, and amortization expense	5.29	6.58
Accretion of asset retirement obligations	0.22	0.37
General and administrative	32.35	30.02

Net producing wells at period-end	472	342

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes. For the nine months ended September 30, 2025, our oil and natural gas sales decreased 19% from the nine months ended September 30, 2024, excluding the effect of settled commodity derivatives, and a 11% decrease in production volumes. Production volumes decreased for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 as a result of increased flaring of natural gas during the current period.

Production for the comparable periods is set forth in the following table:

	For the Nine Months Ended September 30,
	2025	2024
Production:
Oil (MBbl)	186	198
Natural gas (MMcf)	110	185
Total (MBOE)(1)	205	229

Average daily production:
Oil (Bbl)	682	732
Natural gas (Mcf)	403	686
Total (BOE)(1)	749	846

(1)	Natural gas is converted to BOE at the rate of one-barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Contracts

We enter into commodity derivatives instruments to manage the price risk attributable to future oil production. We recorded a gain on derivative contracts of $579,896 for the nine months ended September 30, 2025, compared to a loss of $180,063 for the nine months ended September 30, 2024. Lower commodity prices in the nine months ended September 30, 2025, resulted in realized gains of $665,732 compared to realized losses of $506,571 for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, unrealized losses were $85,836 compared to unrealized gains of $326,508 for the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, our average realized oil price per barrel after reflecting settled derivatives was $69.46 compared to $73.87 for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, our settled derivatives increased our realized oil price per barrel by $3.58 compared to decreasing the price per barrel by $2.56 for the nine months ended September 30, 2024. As of September 30, 2025, we ended the period with a $20,561 net derivative asset compared to a net asset of $106,397 as of December 31, 2024.

Other Revenue

Other revenue was $327,208 for the nine months ended September 30, 2025, compared to $359,270 for the nine months ended September 30, 2024. The revenue is related to providing water services to a third party. The contract is for one year starting on September 1, 2022, and has been renewed by mutual agreement.

Lease Operating Expenses

Lease operating expenses were $6,460,744 for the nine months ended September 30, 2025, compared to $6,530,431 for the nine months ended September 30, 2024. On a per unit basis, production expenses increased 11% from $28.54 per BOE for the nine months ended September 30, 2024, to $31.59 per BOE for the nine months ended September 30, 2025.

Production Taxes, Transportation and Processing

We pay production taxes, transportation and processing costs based on realized oil and natural gas sales. Production taxes, transportation and processing costs were $1,135,605 for the nine months ended September 30, 2025, compared to $1,326,789 for the nine months ended September 30, 2024. As a percentage of oil and natural gas sales, these costs were 9.1% and 8.5% in the nine months ended September 30, 2025 and 2024, respectively. Production taxes, transportation, and processing as a percent of total oil and natural gas sales are consistent with historical trends.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $1,082,136 for the nine months ended September 30, 2025 compared to $1,506,242 for the nine months ended September 30, 2024. DD&A was $5.29 per BOE for the nine months ended September 30, 2025, compared to $6.58 per BOE for the nine months ended September 30, 2024. The aggregate increase in DD&A expense for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was driven by the increase in the cost basis offset by a decrease in oil and gas production.

Accretion of Asset Retirement Obligations

Accretion expense was $44,893 for the nine months ended September 30, 2025, compared to $83,926 for the nine months ended September 30, 2024. Accretion expense was $0.22 per BOE for the nine months ended September 30, 2025, compared to $0.37 per BOE for the nine months ended September 30, 2024. The aggregate increase in accretion expense for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was driven by changes in certain assumptions.

General and Administrative

General and administrative expenses were $6,616,885 for the nine months ended September 30, 2025, compared to $6,868,749 for the nine months ended September 30, 2024. The increase in general and administrative expenses is primarily due to increase legal and professional fees associated with the transactions closed during the current period, partially offset by a decreased stock-based compensation in the current period of $1,072,567 compared to $1,516,933 in the comparative period.

Interest Expense and amortization of financing costs

Interest expense was $4,643,174 for the nine months ended September 30, 2025, compared to $5,732,747 for the nine months ended September 30, 2024. The decrease in interest expense is driven by the decreases in the Private Notes Payable and the Senior Secured Term Loan, along with the eventual settlement of the Senior Term Loan.

During the nine months ended September 30, 2025, the Company recorded $1,069,514 related to the amortization of financing costs compared to $1,982,958 for the nine months ended September 30, 2024. These costs are attributable to deferred finance costs paid on the Senior Secured Term Loan, and discounts associated with the Private Notes Payable during 2023.

Change in fair value of forward purchase agreement

The change in fair value of forward purchase agreement consisted of a gain of $655,865 for the nine months ended September 30, 2024 related to the inputs used in our fair value estimate of the forward purchase agreement put option, primarily the decline in our stock price during the nine months ended September 30, 2024. The key inputs to the fair value estimate include our stock price, which declined during the Successor period, and the likelihood, timing and price of a potential dilutive offering. The forward purchase agreement put option was settled during the year ended December 31, 2024 and therefore no change in fair value was recorded in the nine months ended September 30, 2025.

Change in fair value of warrant and convertible note liabilities

The change in fair value of warrant liabilities consisted of a loss of $152,490 for the nine months ended September 30, 2025, compared to a loss of $484,799 for the nine months ended September 30, 2024, related to fluctuations in the trading price of our warrants, a portion of which were accounted for as liabilities due to the redemption provisions in those issued to Private Note holders. All warrants previously accounted for as liabilities were exchanged into convertible notes during the nine months ended September 30, 2025.

The change in fair value of convertible note liabilities consisted of a loss of $131,677 for the nine months ended September 30, 2025.

Gain on extinguishment of liabilities

The Company recognized a gain on extinguishment of liabilities of $2,146,285 during the nine months ended September 30, 2025, primarily related to the settlement of the Senior Term Loan, the exchange of certain notes payable and warrant liabilities for convertible note agreements, other liabilities associated with the Company’s prior acquisition.

Gain on sale of oil and gas properties

The Company recognized a gain on the sale of oil and gas properties of $13,414,100 during the nine months ended September 30, 2025, related to the sale of the 5% Horizontal ORRI and the Farmout Program.

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

As of September 30, 2025, we had outstanding debt of $4,425,000 of convertible notes payable and $1,248,062 from merchant cash advances. A total of $1,248,062 of this is due within one year. As of September 30, 2025, we had $875,604 of cash and cash equivalents on hand and had a working capital deficit of $9,940,605. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

We had negative cash flow from operations of $9,520,380 for the nine months ended September 30, 2025 and positive cash flow from operations of $3,700,686 for the year ended December 31, 2024. Additionally, management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock. We have a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund our operations and production growth, and be used to reduce liabilities. Through the date of this filing, we have received $11,045,626 in cash proceeds related to the sale of 16,800,000 shares of common stock under this agreement and expect to continue to utilize it to fund operational needs. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline from expected levels.

Cash Flows

Sources and uses of cash for the nine months ended September, 2025 and 2024, are as follows:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Net cash (used in) provided by operating activities	$(9,520,380)	$3,346,362
Net cash provided by (used in) investing activities	28,387,926	(3,295,667)
Net cash used in financing activities	(20,963,500)	(809,253)
Net change in cash and cash equivalents	$(2,095,954)	$(758,558)

Operating Activities

The change in net cash flow used operating activities for the nine months ended September 30, 2025, as compared to 2024 is primarily due to decreased production volumes and a reduction in payable balances during the current period.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was primarily related to cash proceeds from the sale of the of the 2025 ORRI’s and Farmout Agreement for aggregate proceeds of $45,500,000, partially offset by the repurchase of the Pogo ORRI for $13,500,000 in cash and $3,612,074 in development costs for our reserves. Cash flows used in investing activities for the nine months ended September 30, 2024 consisted primarily of $3,275,667 of cash paid for development costs of our reserves.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 were primarily related to the sale of common stock under the Common Stock Purchase Agreement of $8,117,772 and proceeds of $1,676,300 from short term notes payable offset by repayments of the Senior Secured Term Loan of $22,215,898, repayment of the seller note of $7,000,000 and Private Notes Payable of $2,102,794. Cash flows used in financing activities for nine months ended September 30, 2024 were primarily related to repayments of the Senior Secured Term Loan of $2,945,312 and Private Notes Payable of $43,750, partially offset by $1,184,272 in cash proceeds from sales of common stock under the Common Stock Purchase Agreement, $967,500 in cash proceeds from merchant cash advances, and an additional $450,000 in cash proceeds from the Private Notes Payable issued during the nine months ended September 30, 2024.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025.

Contractual obligations

We have contractual commitments under our Private Notes Payable which include periodic interest payments. See Note 5 to our interim condensed consolidated unaudited financial statements. We have contractual commitments that may require us to make payments upon future settlement of our commodity derivative contracts. See Note 4 to our interim condensed consolidated unaudited financial statements.

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

Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, credit-adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligations, a corresponding adjustment is generally made to the crude oil and natural gas property or other property and equipment balance. See Note 2 of notes to the interim unaudited consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (Principal Executive Officer) and our Chief Executive Officer (Principal Financial Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Executive Officer (Principal Financial Officer) concluded that, our disclosure controls and procedures were not effective related to the lack of sufficient accounting personnel to manage the Company’s financial accounting process, lack of segregation of duties, proper accounting for complex financial instruments, lack of design and implementation of controls related to oil and gas activities, which combined constituted a material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management assessed the effectiveness of our internal control over financial reporting at September 30, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2025 due to the material weakness in our internal control over financial reporting described above. We plan to enhance our processes to identify and appropriately recognize accounting transactions in a timelier manner, and understand the nuances of the complex accounting standards that apply to our consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the future, the Company may be subject to various legal proceedings from time to time as part of its business. We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. As of September 30, 2025, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on April 16, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amendment No. 4 to Purchase, Sale, Termination and Exchange Agreement by and among the Company, OpCo, SPAC Subsidiary, EON Energy, Pogo Royalty, CIC, DenCo, Pogo Management, and 4400 dated September 9, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on September 12, 2025).
3.1	Form of Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on form 8-K filed on August 30, 2023 and incorporated herein by reference).
3.2	Certificate of Amendment to Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on September 16, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 18, 2024 and incorporated herein by reference).
3.3	Amended and Restated Bylaws, effective September 17, 2024 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 18, 2024 and incorporated herein by reference).
3.4	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 26, 2024).
10.1	Note Purchase Agreement by and between EON Resources Inc. and White Lion Capital, LLC dated July 11, 2025.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 17, 2025)
10.2	Form of Note issuable to White Lion Capital, LLC pursuant to Note Purchase Agreement dated July 11, 2025.(incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on July 17, 2025)
10.3†***	Conveyance of Overriding Royalty Interest by and between LHO and Investor dated September 9, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 12, 2025).
10.4***	Agreement Regarding Overriding Royalty Interest by and between LHO and Investor dated September 9, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 12, 2025).
10.5†***	Joint Development, Leasehold Purchase, and Area of Mutual Interest Agreement by and between LHO and Virtus dated September 9, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on September 12, 2025).
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

***	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EON Resources, Inc.

Date: November 14, 2025	By:	/s/ Dante Caravaggio
	Name:	Dante Caravaggio
	Title:	Chief Executive Officer

Date: November 14, 2025	By:	/s/ Mitchell B. Trotter
	Name:	Mitchell B. Trotter
	Title:	Chief Financial Officer