Form 10-K/A
period 2024-12-31
EON Resources Inc.
filed 2026-04-27
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $8.3 million based on the last sale price on June 28, 2024.

As of April 15, 2025, 18,312,626 shares of Class A Common Stock, par value $0.0001 per share, and 0 shares of Class B Common Stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of EON Resources, Inc. (the “Company,” “we” or “our”) for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2025 (the “Original 10-K”).

In Item 8 of Part II of the Original 10-K, the Company corrected certain errors in its Supplemental Disclosures About Oil and Gas Producing Activities (Unaudited) (the “Supplemental Disclosures”) for the years ended December 31, 2024 and 2023. The Company incorrectly excluded asset retirement obligations from future development costs and excluded future income tax expense from the Standardized Measure of Discounted Cash Flows. As a result of making these corrections, the standardized measure of discounted future net cash flows decreased. Additionally, the Company made several immaterial corrections in the reconciliation of the changes in the standardized measure of discounted cash flows. The Company had previously concluded that its Disclosures Controls and Procedures were not effective at December 31, 2024.

Further, the Company made certain changes to the presentation in the Statement of Changes in Stockholders’ Equity to group the transactions that occurred on November 15, 2023 and to create a subtotal of such activity to distinguish from activity relating to the successor.

Additionally, the Company has received a series of comment letters (“Comment Letters”) from the staff (the “Staff”) of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”). The Comment Letters included comments related to the Company’s accounting for non-controlling interest (“NCI”) for Class B Units of a subsidiary of the Company and the corresponding number of Class B Common Stock of the Company (collectively, referred to as the “Class B Equity”). The Company did not allocate its annual losses to the NCI because, among other things pursuant to the purchase agreement for the Company’s initial business combination and related transaction documents, the Class B Equity had “no economic” rights.

During this process, the Company determined that an allocation of profits and losses should be applied to the Class B Equity based on the economic equivalency of the Class B Common Stock to the Company’s Class A Common Stock due to the one-for-one exchange rate of the Class B Common Stock into Class A Common Stock.

On February 24, 2026, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) determined, based on management’s recommendation and after consultation with CBIZ CPAs P.C., the Company’s independent registered public accounting firm, to modify the accounting methodology and allocate net income or loss to the NCI for Class B Equity from November 15, 2023, when the Class B Equity was issued, through February 2025, when the last of the Class B Equity was converted to Class A Common Stock of the Company.

Additionally, during the preparation of the Company’s 2025 consolidated financial statements, the Company determined that a side agreement executed in 2021 in connection with the sale of founders’ shares to the Company’s Chief Executive Officer contained a put right on the purchased shares of common stock. The Company did not account for this put right. The Company determined that this put right should be classified as a derivative liability and measured at fair value, and that the underlying shares of common stock should be accounted for as mezzanine equity.

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original 10-K has been amended and restated to include updates to applicable exhibits, consisting of currently-dated consents of the independent registered public accounting firm and certified independent petroleum engineers and current certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other information included in the Original 10-K is being amended, updated, changed or restated by the Amendment and the Amendment does not purport to reflect any information or events subsequent to the Original 10-K. The Amendment continues to describe the conditions as of the date of the Original 10-K and, except as expressly contained herein, this Amendment is not intended to update, modify, or supplement the disclosures contained in the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our other filings with the SEC.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“Class A Common Stock” is to our Class A Common Stock, par value $0.0001 per share;

●	“Class B Common Stock” is to our Class B Common Stock, par value $0.0001 per share;

●	“founder shares” are to shares of our Class A Common Stock initially purchased by our sponsor in a private placement prior to our Initial Public Offering;

●	“initial business combination” or “Purchase” refers to the completion of our initial business combination on November 15, 2023, pursuant to the closing of the transactions contemplated by the MIPA whereby we acquired (through our subsidiaries) 100% of the outstanding membership interests of Pogo Resources, LLC, a Texas limited liability company (“Pogo” or the “Target”);

●	“Initial Public Offering” refers to the Initial Public Offering closed on February 15, 2022;

●	“initial stockholders” are to our holders of our founder shares prior to our Initial Public Offering (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“MIPA” means that certain Amended and Restated Membership Interest Purchase Agreement, dated August 28, 2023, as amended (the “MIPA”), by and among us, HNRA Upstream, LLC, a newly formed Delaware limited liability company which is managed by us, and is a subsidiary of ours (“OpCo”), and HNRA Partner, Inc., a newly formed Delaware corporation and wholly owned subsidiary of ours (“SPAC Subsidiary”, and together with us and OpCo, “Buyer” and each a “Buyer”), CIC EON LP, a Delaware limited partnership (“CIC”), DenCo Resources, LLC, a Texas limited liability company (“DenCo”), EON Resources Management, LLC, a Texas limited liability company (“EON Management”), 4400 Holdings, LLC, a Texas limited liability company (“4400” and, together with CIC, DenCo and EON Management, collectively, “Seller” and each a “Seller”), and, solely with respect to Section 6.20 of the MIPA, Sponsor.

●	“Predecessor” refers to the historical business of EON prior to the Purchase on November 15, 2023.

●	“private placement units” are to the units issued to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering;

●	“private placement warrants” are to the warrants sold as part of the private placement units, and to any private placement warrants or warrants issued in connection with working capital loans that were sold to third parties, our executive officers, or our directors (or permitted transferees).

●	“public shares” are to shares of our Class A Common Stock sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Sponsor” refers to HNRAC Sponsors, LLC, a Delaware limited liability company;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement units or their permitted transferees;

●	“HNR” and “HNRA” are to the Company prior to the date of the Company’s name change on September 17, 2024.

●	“Registrant,” “we,” “us,” “company”, “our company”, “EON”, “EON Resources” and “Successor” are to EON Resources, Inc. (and the business of EON which became the business of the Company after giving effect to the Purchase).

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

Currently, Pogo’s working interests reside entirely in the Northwest Shelf of the Permian Basin, which Pogo believes is one of the premier crude oil and natural gas producing regions in the United States. As of December 31, 2024, Pogo’s working interests covered 13,700 gross acres, with the outside royalty owners retaining a weighted average 26% royalty. The following table summarizes Pogo’s working interest’s position in the lands comprising its leasehold as of December 31, 2024.

LH Operating, LLC Northwest Shelf (Permian Basin) Leasehold
Date of Acquisition	Gross Acres	Federal Leases	State Leases	Working Interest	NRI (weighted avg.)(1)	Royalty Interest(2)	Operations	HBP
2018	13,700	20	3	100%	74%	26%	100%	100%

(1)	Pogo’s net revenue interests are based on its weighted average royalty interests across its entire leasehold

(2)	No unleased royalty interests as of December 31, 2024. This represents 16% royalty paid to third party royalty holders, and 10% overriding royalty interest paid to Pogo Royalty.

As of December 31, 2024, Pogo has working interests in 342 shallow (above 4,000 ft), vertical wells producing oil and gas in paying quantities. Ninety-five of the 342 producing wells were completed between 2019 and June 2022 by Pogo. In 2019, Pogo initiated a 4-well pilot water injection project into the Seven Rivers (“7R”) oil reservoir underlying its 13,700-acre leasehold. After an evaluation period extending into early 2020, Pogo determined the pilot project was successful by producing oil in paying quantities by simply adding perforations in the 7R reservoir in previously drilled and completed wells. Following the successful completion of the 4-well pilot project, Pogo commenced a work-over program by adding perforations in the 7R reservoir in 91 previously drilled wells between 2019 and June 2022. Prior to initiating the 4-well pilot project the legacy wells were averaging 275 BOE/d. By December 2023, the total production increased to 1,022 BOE/d. Pogo’s management team has determined, and verified by Haas and Cobb Petroleum Consultants, LLC (“Haas and Cobb”), that 115 proved well patterns, developed but non-producing, are scheduled to be brought into production between 2024 and 2027.

As of December 31, 2024, the estimated proved crude oil and natural gas reserves attributable to Pogo’s interests in its underlying acreage were 14,492 MBOE (97% oil and 3% natural gas), based on a reserve report prepared by Haas and Cobb, worldwide petroleum consultants. Of these reserves, approximately 28% were classified as proved developed producing (“PDP”) reserves, 42% were classified as proved developed non-producing (“PDNP”) reserves and 30% were classified as proved undeveloped (“PUD”) reserves. PUD reserves included in these estimates relate solely to wells that are not yet drilled nor were not yet producing in paying quantities as of December 31, 2024. Estimated proved reserves included in this section is presented on an actual basis, without giving pro forma effect to transactions completed after such dates.

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

Generate strong cash flow supported by means of disciplined development of its PDNP Reserves. As the sole working interest owner, the Company benefits from the continued organic development of its acreage in the Permian Basin. As of December 31, 2024, EON, in conjunction with Haas and Cobb, a third-party engineering consulting firm, has confirmed that EON has 127, low cost, well patterns to be developed during 2025 to 2028. The total costs to complete these 127 well patterns have been predetermined by historical analysis. The estimated cost to complete each PDNP pattern is $339,252 and the estimated cost to complete each PUD pattern is $1,187,698. A single well pattern consists of one each producing well with its corresponding or dedicated water injection wells, with each injection well situated on four sides of the producing well. Water injection wells are necessary to maintain reservoir pressure in its original state and to move the oil in place toward the producing well. Pressure maintenance helps ensure maximum oil and gas recovery. Without pressure maintenance, oil recoveries from a producing oil reservoir generally do not exceed 10% of the original oil in place (“OOIP”). With pressure maintenance by re-injecting produced water into the oil reservoir, then Pogo expects to see ultimate oil recoveries 25% or greater of the OOIP. Offsetting oil wells on its leasehold also take advantage of the water injected into the oil reservoir, and is able to convert a high percentage of its revenue to discretionary cash flow. Because Pogo owns 100% working interests it incurs 100% of the monthly leasehold operating costs for the production of crude oil and natural gas or capital costs for the drilling and completion of wells on its acreage. Because these wells are shallow oil producers, with vertical depths between 1500 ft and 4000 ft, the monthly operating expenses are relatively low.

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

Competitive Strengths

The Company believes that the following competitive strengths will allow it to successfully execute its business strategies and achieve its primary business objective:

●	Permian Basin focused public company positioned as a preferred buyer in the basin. The Company believes that its focus on the Permian Basin will position it as a preferred buyer of Permian Basin working interests in known producing oil and gas fields. As of December 31, 2024, 100% of its current leasehold is located in an area with proven results from multiple stacked productive zones. The Company’s properties in the Permian Basin are high-quality, high-margin, and oil weighted, and the Company believes we will be viewed favorably by the investment community as compared to equity consideration diluted by lower quality assets located in less prolific basins. Pogo targets acquisitions of operated properties with high working interest percentages that are relatively undeveloped in the Permian Basin, and it believes the organic development of its acreage will result in substantial production growth regardless of acquisition activity.

●	Favorable and stable operating environment in the Permian Basin. With over 400,000 wells drilled in the Permian Basin since 1900, the region features a reliable and predictable geological and regulatory environment, according to Enverus. The Company believes that the impact of new technology, combined with the substantial geological information available about the Permian Basin, also reduces the risk of development and exploration activities as compared to other, emerging hydrocarbon basins. As of December 31, 2024, 100% of the Company’s acreage was located in New Mexico and does not require federal approval to develop its 115 well patterns classified as PDNP reserves and does not have impediments in order to deliver Pogo’s production to market.

●	Experienced team with an extensive track record. the Company’s team has deep industry experience focused on development in the Permian Basin as well as other significant oil producing regions and has a track record of identifying acquisition targets, negotiating agreements, and successfully consummating acquisitions, and operating the acquired target using industry standards. Pogo plans to continue to evaluate and pursue acquisitions of all sizes. Pogo expects to benefit from the industry relationships fostered by its management team’s decades of experience in the oil and natural gas industry with a focus on the Permian Basin, in addition to leveraging its relationships with many E & P company executives.

●	Development potential of the properties underlying the Company’s Permian Basin working interests. The Company’s assets consist of 100% working interests in a gross 13,700 acres located in the Northwest Shelf of the Permian Basin. The Company expects production from its working interest ownership to increase its oil and gas production by 1,358 BOE/d as it develops its PDNP reserves after completing 115 well patterns. The Company believes its assets in the Permian Basin is in an earlier to mid-stage of development and that the average number of producing wells per section in its 13,700-acre leasehold will increase as Pogo continues to add PUD well patterns, which would allow the Company to achieve higher realized cash flows to distributed to its shareholders as dividends and/or reinvested to further expand its base of cash flow generating assets. The Company believes that once it completes its PDNP and PUD program as detailed in the Haas and Cobb reserve report, The Company expects its BOE/d will increase to 2,853 BOE/d combined with PDP.

Crude Oil and Natural Gas Data

In this report, we include estimates of reserves associated with the assets located in New Mexico as of December 31, 2024 and 2023. Such reserve estimates are based on evaluations prepared by the independent petroleum engineering firm of Haas and Cobb, in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. The December 31, 2024 and 2023 reserve reports include the total interests of Pogo Resources, LLC, but exclude the 10% overriding royalty interest not acquired in the Purchase, and the reserve report as of December 31, 2024 is included in this filing. As such, the estimates of proved oil and gas and discounted future net cash flows include the total interests of Pogo Resources, LLC.

Haas and Cobb is an independent consulting firm founded in 1983. Its compensation is not contingent on the results obtained or reported. Frank J. Marek, a Registered Texas Professional Engineer and a senior technical advisor of Haas and Cobb, is primarily responsible for overseeing the preparation of the reserve report. His professional qualifications meet or exceed the qualifications of reserve estimators set forth in the “Standards Pertaining to Estimation and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers. His qualifications include: Bachelor of Science degree in Petroleum Engineering from Texas A&M University 1977; member of the Society of Petroleum Engineers; member of the Society of Petroleum Evaluation Engineers; and 40 years of experience in estimating and evaluating reserve information and estimating and evaluating reserves; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

Preparation of Reserve Estimates

Our reserve estimates as of December 31, 2024 and 2023 included in this report is included are based on evaluations prepared by the independent petroleum engineering firm of Haas and Cobb Petroleum Consultants, LLC in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. The December 31, 2024 and 2023 reserve reports include the total interests of Pogo Resources, LLC, but do not include the 10% overriding royalty interest not acquired in the Purchase, and the reserve report as of December 31, 2024 is included in this filing. As such, the estimates of proved oil and gas and discounted future net cash flows include the total interests of Pogo Resources, LLC.

We selected Haas and Cobb as its independent reserve engineer for its historical experience and geographic expertise in engineering similar resources.

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

No portion of EON’s engineering group’s compensation is directly dependent on the quantity of reserves booked. The engineering group reviews the estimates with the third-party petroleum consultant, Haas and Cobb, an independent petroleum engineering firm.

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

The reconciliation of PV-10 and PV-10 after ARO to the standardized measure of discounted future net cash flows relating to our estimated proved oil and natural gas reserves is as follows (in thousands):

	December 31, 2024	December 31, 2023
Present value of estimated future net revenues (PV-10)	$207,666	$281,018
Present value of estimated ARO, discounted at 10%	(404)	(401)
Present value of estimated income taxes, discounted at 10%	(34,149)	(25,508)
Standardized measure	$173,113	$255,109

Summary of Reserves

The following table presents EON’s estimated proved reserves as of December 31, 2024 and 2023. The reserve report include the total interests of Pogo Resources, LLC, excluding the 10% overriding royalty interest not acquired in the Purchase, and the December 31, 2024 reserve report is included in this filing as an exhibit. As such, the estimates of proved oil and gas and discounted future net cash flows include the total interests of Pogo Resources, LLC. The reserve estimates presented in the table below are based on reports prepared by Haas and Cobb, EON’s independent petroleum engineers, which reports were prepared in accordance with current SEC rules and regulations regarding oil and natural gas reserve reporting:

	December 31, 2024(1)	December 31, 2023(2)
Estimated proved developed producing reserves:
Crude Oil (MBbls)	3,870	4,002
Natural Gas (MMcf)	931	1,149
NGLs (MBbls)	-	-
Total (MBOE)	4,025	4,194

Estimated proved non-producing reserves:
Crude Oil (MBbls)	5,933	7,275
Natural Gas (MMcf)	1,125	1,526
NGLs (MBbls)	-	-
Total (MBOE)	6,120	7,529

Estimated proved undeveloped reserves:
Crude Oil (MBbls)	4,215	4,137
Natural Gas (MMcf)	784	850
NGLs (MBbls)	-	-
Total (MBOE)	4,346	4,279

Estimated proved reserves:
Crude Oil (MBbls)	14,018	15,414
Natural Gas (MMcf)	2,840	3,525
NGLs (MBbls)	-	-
Total (MBOE)	14,492	16,002

(1)	EON’s estimated proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For crude oil volumes, the average WTI posted price of $75.48 per Bbl as of December 31, 2024, was adjusted for quality, transportation fees and a regional price differential. For natural gas volumes, the average Henry Hub spot price of $2.13 per MMBtu as of December 31, 2024, was adjusted for energy content, transportation fees and a regional price differential. The average adjusted product prices weighted by production over the remaining lives of the proved properties are $77.10 per Bbl of crude oil and $1.62 per Mcf of natural gas as of December 31, 2024.

(2)	EON’s estimated proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For crude oil volumes, the average WTI posted price of $71.89 per Bbl as of December 31, 2023, was adjusted for quality, transportation fees and a regional price differential. For natural gas volumes, the average Henry Hub spot price of $2.52 per MMBtu as of December 31, 2023, was adjusted for energy content, transportation fees and a regional price differential. The average adjusted product prices weighted by production over the remaining lives of the proved properties are $78.40 per Bbl of crude oil and $2.38 per Mcf of natural gas as of December 31, 2023.

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

The following table summarizes EON’s changes in PUD reserves during the year ended December 31, 2023 (in MBOE):

Proved Undeveloped Reserves (MBOE)
Balance, December 31, 2022	4,730
Acquisitions of Reserves	0
Extensions and Discoveries	0
Revisions of Previous Estimates	(451)
Transfers to Estimated Proved Developed	0
Balance, December 31, 2023	4,279

The following table summarizes EON’s changes in PUD reserves during the year ended December 31, 2024 (in MBOE):

Proved Undeveloped Reserves (MBOE)
Balance, December 31, 2023	4,279
Acquisitions of Reserves	0
Extensions and Discoveries	0
Revisions of Previous Estimates	67
Transfers to Estimated Proved Developed	0
Balance, December 31, 2024	4,346

Changes in EON’s PUD reserves that occurred during the year ended December 31, 2024 were due to a decrease in estimated operating costs per BOE offset by the decreases in the commodity prices and for the year ended December 31, 2023 were primarily due to increased operating costs per BOE.

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

Crude Oil and Natural Gas Production Prices and Costs

Production and Price History

The following table sets forth information regarding net production of crude oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Production data:
Crude Oil (MBbls)	256	349
Natural Gas (MMcf)	213	355
NGLs (MBbls)	0	0
Total (MBOE)	291	409

Average realized prices:
Crude Oil (per Bbl)	$75.52	$72.69
Natural Gas (per Mcf)	$2.27	$2.48
NGLs (per Bbl)	$0.00	$0.00
Total (per BOE)(1)	$67.96	$64.31

Average cost (per BOE):
Lease Operating Expenses	$29.59	$24.86
Production and ad valorem taxes	$5.89	$5.74

(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per Bbl of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between crude oil and natural gas.

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

It is not possible to measure underground accumulation of crude oil and natural gas in an exact way. Crude oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of crude oil and natural gas and assumptions concerning future crude oil and natural gas prices, production levels, ultimate recoveries and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may turn out to be incorrect. Estimates of our proved reserves and related valuations as of December 31, 2024 and December 31, 2023 were prepared by Haas and Cobb. Haas and Cobb conducted a detailed review of all of our properties for the period covered by its reserve report using information provided by Pogo. Over time, Pogo may make material changes to reserve estimates taking into account the results of actual drilling, testing and production and changes in prices. In addition, certain assumptions regarding future crude oil and natural gas prices, production levels and operating and development costs may prove incorrect. For example, due to the deterioration in commodity prices and operator activity in 2020 as a result of the COVID-19 pandemic and other factors, the commodity price assumptions used to calculate our reserves estimates declined, which in turn lowered its proved reserve estimates. A substantial portion of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of crude oil and natural gas that are ultimately recovered being different from its reserve estimates.

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

	Successor	Successor	Predecessor
	For the year ended December 31, 2024	November 15, 2023 to December 31, 2023	January 1, 2023 to November 14, 2023

Revenues
Crude oil	$19,298,698	$2,513,197	$22,856,521
Natural gas and natural gas liquids	483,486	70,918	809,553
Gain (loss) on derivative instruments, net	(850,374)	340,808	51,957
Other revenue	487,109	50,738	520,451
Total revenues	19,418,919	2,975,661	24,238,482

Average sales prices:
Oil (per Bbl)	$75.52	$65.11	$73.58
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	(1.91)	(2.66)	0.17
Oil net of settled oil derivatives (per Bbl)	73.61	62.45	73.75

Natural gas (per Mcf)	2.27	2.41	2.48

Realized price on a BOE basis excluding settled commodity derivatives	67.96	59.40	64.84
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	(1.68)	(2.36)	(3.19)
Realized price on a BOE basis including settled commodity derivatives	$66.28	$57.04	$61.65

Expenses
Production taxes, transportation and processing	1,715,792	226,062	2,117,800
Lease operating	8,614,080	1,453,367	8,692,752
Depletion, depreciation and amortization	2,407,098	352,127	1,497,749
Accretion of asset retirement obligations	144,988	11,062	848,040
General and administrative	10,381,095	3,553,117	3,700,267
Acquisition costs	-	9,999,860	-
Total expenses	23,263,053	15,595,595	16,856,608

Costs and expenses (per BOE):
Production taxes, transportation, and processing	$5.89	$5.20	$5.80
Lease operating expenses	29.59	33.41	23.82
Depreciation, depletion, and amortization expense	8.27	8.09	4.10
Accretion of asset retirement obligations	0.50	0.25	2.32
General and administrative	35.66	81.67	10.14

Net producing wells at period-end	342	341	341

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

Change in fair value of warrant, derivative and convertible note liabilities

The change in fair value of warrant liabilities consisted of a loss of $804,004 as of December 31, 2024, compared to a gain of $187,704 for the period from November 15, 2023 to December 31, 2023 for the Successor related to fluctuations in the trading price of the Company’s warrants, a portion of which are accounted for as liabilities due to the redemption provisions in those issued to Private Note holders. The Company also recognized a loss of $192,744 from the change in fair value of its convertible note liabilities during the year ended December 31, 2024. The Company also recognized losses of $746,000 and $698,000 during the years ended December 31, 2024 and the period from November 15, 2023 to December 31, 2023 for the Successor related to the change in fair value of the Put Option Right, primarily driven by fluctuations in the Company’s stock price.

Loss on asset sales

Loss on asset sales was $816,011 on a combined Successor and Predecessor basis for the year ended December 31, 2023, compared to $0 for the year ended December 31, 2024. The decrease was due to the loss that was recognized as a result of the conveyance of the 10% overriding royalty interest to Pogo Royalty in July 2023.

Liquidity and Capital Resources

Liquidity

Our main sources of liquidity have been internally generated cash flows from operations, credit facility borrowings and equity line financing sales and issuances. Our primary use of capital has been for the development of oil and gas properties, payment to vendors, payment of debt obligations and the return of initial invested capital to our founders. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.

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

Put Option Right Valuation

The Company has determined that the Put Option Right is a derivative liability required to be bifurcated from its host instrument. This liability was recorded as a liability at fair value on the consolidated balance sheet as of the reporting date in accordance with ASC 815. The fair value of the liability was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the estimated term to exercise and then discounted back to present. Finally, the value of the Put Option Right is calculated as the average present value over all simulated paths.

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

Short Swing Profit Disgorgement

Dante Caravaggio, our Chief Executive Officer, has disbursed $550 to us in order for us to recapture short swing profits received by him when he sold shares and repurchased them for a profit in 2025.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Byron Blount(1)	$125,000	$139,200	$-	$5,025	$269,225
Joseph Salvucci, Jr.(2)	110,000	143,040	-	-	253,040
Joseph Salvucci, Sr. (3)	100,000	148,800	-	-	248,800
Total:	$335,000	$431,040	$-	$5,025	$771,065

(1)	Mr. Blount was appointed to serve as a member of the Board of Directors in November 2023.

(2)	Mr. Salvucci, Jr. was appointed to serve as a member of the Board of Directors in December 2021.

(3)	Mr. Salvucci, Sr. was appointed to serve as a member of the Board of Directors in December 2021.

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

During the fiscal year ended December 31, 2021, the Company and Dante Carravagio, a related party, who became the Company’s CEO in December 2023, entered into a side agreement in connection with his purchase of 400,000 shares of Class A Common Stock at $2.00 per share (the “Side Agreement”). The Side Agreement granted the holder a one year right to require the Company to repurchase his shares of Class A Common Stock at a price of $15.00 per share (the “Put Option Right”) in cash. The Put Option Right becomes exercisable upon the shares being considered freely tradeable and the holder not being an insider of the Company as defined by the SEC. To date these events have not occurred.

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

Exhibit No.	Description
2.1†	Amended and Restated Membership Interest Purchase Agreement, dated August 28, 2023, by and among Buyer, Seller, and Sponsor (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on August 30, 2023).
2.2	Amendment No. 1 to the Amended and Restated Membership Interest Purchase Agreement, dated November 15, 2023, by and among Buyer, Seller, and Sponsor (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
2.3	Letter Agreement between Buyer and Seller Re: Settle Up between Parties, dated November 15, 2023 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
2.4	Purchase, Sale, Termination and Exchange Agreement by and among Company, OpCo, SPAC Subsidiary, HNRA Royalties, Pogo Royalty, CIC, DenCo, Pogo Management, and 4400 Holdings LLC dated February 10, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registration on February 13, 2025).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
3.2	Certificate of Amendment to Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on September 16, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on September 18, 2024).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on September 18, 2024).
3.4	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 26, 2024).
4.1	Description of Registrant’s Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on May 3, 2024 and incorporated herein by reference).
4.2	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
4.3	Warrant issued by EON Resources Inc. to Pryor Cashman LLP, dated October 18, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 21, 2024 and incorporated herein by reference).
10.1	Insider Letter between the Company and each of its executive officers, directors, HNRAC Sponsors LLC and its permitted transferees (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.3	Securities Subscription Agreement (founder shares), dated December 24, 2020, between the Company and HNRAC Sponsors LLC (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.4	Unit Subscription Agreement between the Company and HNRAC Sponsors LLC (private placement units) (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).

10.6	Registration Rights Agreement, dated as of October 17, 2022, by and between HNR Acquisition Corp and White Lion Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant on October 21, 2022).
10.7	Amended and Restated Limited Liability Company Agreement of HNRA Upstream, LLC by and among HNRA Upstream, LLC, Pogo Royalty, LLC, and HNR Acquisition Corp, dated November 15, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.8†	Senior Secured Term Loan Agreement, dated November 15, 2023, by and among First International Bank & Trust, HNR Acquisition Corp, HNRA Upstream, LLC, HNRA Partner, Inc., Pogo Resources, LLC, and LH Operating, LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.9	Security Agreement, dated November 15, 2023, by and among First International Bank & Trust, HNR Acquisition Corp, HNRA Upstream, LLC, HNRA Partner, Inc., Pogo Resources, LLC, and LH Operating, LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.10	Second Amendment to Term Loan Agreement dated April 18, 2024, effective March 31, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 23, 2024).
10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed by the Registrant on December 28, 2021).
10.12+	2023 HNR Acquisition Corp Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.13	Guaranty Agreement, dated as of November 15, 2023 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.14	Promissory Note, dated November 15, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.15	Registration Rights Agreement, dated November 15, 2023 between the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.16	Option Agreement, dated as of November 15, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.17	Director Nomination and Board Observer Agreement, dated as of November 15, 2023, by and between the Company and CIC EON LP, (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.18	Backstop Agreement, dated as of November 15, 2023 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.19	Founder Pledge Agreement, dated as of November 15, 2023 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.20	Satisfaction and Discharge of Indebtedness pursuant to Underwriting Agreement, dated September 7, 2023, by and between the Company and EF Hutton, a division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Registrant on September 13, 2023).

10.21+	Executive Employment Agreement, dated January 29, 2024, by and between the Company and Mark Williams (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 1, 2024).
10.22+	Separation and Release Agreement, dated December 17, 2023, by and between the Company and Diego Rojas (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on December 20, 2023).
10.23+	Executive Employment Agreement, dated December 18, 2023, by and between the Company and Dante Caravaggio (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed by the Registrant on December 20, 2023).
10.24	Amendment No.1 to the Common Stock Purchase Agreement, dated March 7, 2024, by and between the Company and White Lion Capital, LLC (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on March 7, 2024).
10.25	Employment Agreement, dated December 13, 2023, by and between the Company and Mitchell B. Trotter (incorporated by reference to Exhibit 10.31 to the Company’s Registrant Statement on Form S-1/A filed on August 5, 2024).
10.26	Employment Agreement, dated December 13, 2023, by and between the Company and David M. Smith (incorporated by reference to Exhibit 10.32 to the Company’s Registrant Statement on Form S-1/A filed on August 5, 2024).
10.27	Amendment No. 2 to Common Stock Purchase Agreement between the Company and White Lion Capital LLC, dated June 17, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Registrant on June 20, 2024).
10.28	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on January 24, 2025).
10.29	Form of Convertible Note (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed by the Registrant on January 24, 2025).
10.30*	Side Agreement by and between HNR Acquisition Corp. and Dante Caravaggio dated October 1, 2021.
19.1***	Insider Trading Policy
21.1	List of Subsidiaries of EON Resources Inc. (incorporated by reference to Exhibit 21.1 on the Annual Report on Form 10-K filed by the Registrant on May 3, 2024).
23.1*	Consent of Haas and Cobb Petroleum Consultants, LLC
23.2*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 on the Annual Report on Form 10-K filed by the Registrant on May 3, 2024).
99.1*	Report of Haas and Cobb Petroleum Consultants, LLC
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
***	Previously filed.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Denotes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 24, 2026

EON Resources Inc.

/s/ Dante Caravaggio
Name:	Dante Caravaggio
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dante Caravaggio	Chief Executive Officer, President and Director	April 24, 2026
Dante Caravaggio	(Principal Executive Officer)

/s/ Mitchell B. Trotter	Chief Financial Officer and Director	April 24, 2026
Mitchell B. Trotter	(Principal Financial Officer)

/s/ Mark Williams	Controller and VP Finance and Admin	April 24, 2026
Mark Williams	(Principal Accounting Officer)

/s/ Joseph V. Salvucci, Sr.	Chairman and Director	April 24, 2026
Joseph V. Salvucci, Sr.

/s/ Joseph V. Salvucci, Jr.	Director	April 24, 2026
Joseph V. Salvucci, Jr.

/s/ Kyle Bulpitt	Director	April 24, 2026
Kyle Bulpitt

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

Restatement of December 31, 2024 and 2023 Financial Statements

As discussed in Note 14(a) to the consolidated financial statements, the Company has restated its 2024 and 2023 consolidated financial statements to correct misstatements.

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

Houston, Texas

April 15, 2025, except for the effects of the restatement described in Note 14(a), which is dated April 24, 2026

EON RESOURCES INC

(FORMERLY HNR ACQUISITION CORP)

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	As Restated	As Restated
ASSETS
Cash and cash equivalents	$2,971,558	$3,505,454
Accounts receivable
Crude Oil and natural gas sales	1,777,846	2,103,341
Other	4,418	90,163
Short-term derivative instrument asset	106,397	391,488
Prepaid expenses and other current assets	298,886	722,002
Total current assets	5,159,105	6,812,448
Crude oil and natural gas properties, successful efforts method:
Proved Properties	100,285,138	94,189,372
Accumulated depreciation, depletion, amortization and impairment	(2,759,226)	(352,127)
Total oil and natural gas properties, net	97,525,912	93,837,245
Other property, plant and equipment, net	20,000	-
Long-term derivative instrument asset	-	76,199
TOTAL ASSETS	$102,705,017	$100,725,892

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$8,870,324	$4,033,208
Accounts payable – related parties	445,349	762,000
Accrued liabilities and other	7,923,613	4,422,183
Revenue and royalties payable	3,191,171	461,773
Revenue and royalties payable - Related Parties	132,563	1,523,138
Deferred underwriting fee payable	1,065,000	1,300,000
Related party notes payable, net of discount	3,556,750	2,359,048
Current portion of warrant liability	5,681,849	-
Current portion of long term debt	5,524,160	4,157,602
Forward purchase agreement liability	-	1,094,097
Total current liabilities	36,390,779	20,113,049
Long-term debt, net of current portion and discount	33,286,385	37,486,206
Warrant liability	-	4,777,971
Convertible note liability	891,364	-
Derivative liability, related party	2,650,000	1,904,000
Deferred tax liability	2,692,733	6,163,140
Asset retirement obligations	1,049,285	904,297
Other liabilities	675,000	675,000
Total for non-current liabilities	41,244,767	51,910,614
Total liabilities	77,635,546	72,023,663
Commitments and Contingencies

Redeemable common stock, $0.0001 par value; 400,000 shares outstanding subject to redemption at $15.00 per share as of December 31, 2024 and 2023, respectively	800,000	800,000

Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Class A Common stock, $0.0001 par value; 100,000,000 authorized shares, 9,923,205 and 4,835,131 shares issued and outstanding at December 31, 2024 and 2023, respectively	992	484
Class B Common stock, $0.0001 par value; 20,000,000 authorized shares, 500,000 and 1,800,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	50	180
Additional paid in capital	30,512,043	15,517,896
Accumulated deficit	(26,669,798)	(18,541,119)
Total stockholders’ equity (deficit) attributable to EON Resources Inc.	3,843,287	(3,022,559)
Noncontrolling interest	20,426,184	30,924,788
Total stockholders’ equity	24,269,471	27,902,229
Total liabilities, mezzanine equity and stockholders’ equity	$102,705,017	$100,725,892

The accompanying notes are an integral part of these consolidated financial statements.

EON RESOURCES INC

(FORMERLY HNR ACQUISITION CORP)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31, 2024	November 15, 2023 to December 31, 2023	January 1, 2023 to November 14, 2023
	As Restated	As Restated
Revenues
Crude oil	$19,298,698	$2,513,197	$22,856,521
Natural gas and natural gas liquids	483,486	70,918	809,553
Gain (loss) on derivative instruments, net	(850,374)	340,808	51,957
Other revenue	487,109	50,738	520,451
Total revenues	19,418,919	2,975,661	24,238,482
Expenses
Production taxes, transportation and processing	1,715,792	226,062	2,117,800
Lease operating	8,614,080	1,453,367	8,692,752
Depletion, depreciation and amortization	2,407,098	352,127	1,497,749
Accretion of asset retirement obligations	144,988	11,062	848,040
General and administrative	10,381,095	3,553,117	3,700,267
Acquisition costs	-	9,999,860	-
Total expenses	23,263,053	15,595,595	16,856,608
Operating income (loss)	(3,844,134)	(12,619,934)	7,381,874
Other Income (expenses)
Change in fair value of warrant liability	(804,004)	187,704	-
Change in fair value of convertible note liability	(192,744)
Change in fair value of FPA liability	561,099	3,268,581	-
Change in fair value of derivative liability, related party	(746,000)	(698,000)
Amortization of debt discount	(2,361,627)	(1,191,553)	-
Interest expense	(7,643,200)	(1,043,312)	(1,834,208)
Interest income	58,793	6,736	313,401
Gain on extinguishment of liabilities	1,638,138	-	-
Loss on sale of assets	-	-	(816,011)
Other Income (expense)	36,989	2,937	(74,193)
Total other income (expenses)	(9,452,556)	533,093	(2,411,011)
Loss before income taxes	(13,296,690)	(12,086,841)	4,970,863
Income tax provision (benefit)	3,470,407	2,387,639	-
Net income (loss)	(9,826,283)	(9,699,202)	4,970,863
Net (income) loss attributable to noncontrolling interests	1,697,604	2,481,626	-
Net income (loss) attributable to EON Resources Inc.	$(8,128,679)	$(7,217,576)	$4,970,863

Weighted average share outstanding, common stock - basic and diluted	6,477,052	5,235,131	-
Net income (loss) per share of common stock – basic and diluted	$(1.25)	$(1.38)	$-

The accompanying notes are an integral part of these consolidated financial statements.

EON RESOURCES INC

(FORMERLY HNR ACQUISITION CORP)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Predecessor	Owner’s Equity

Balance at December 31, 2022	28,504,247
Net income	4,970,863
Equity-based compensation
Balance at November 14, 2023	$33,475,110

									Total
									Stockholders’
			Class A		Class B		Additional		(Deficit) Equity Attributable to		Total Stockholders’
	Common Stock		Common Stock		Common Stock		Paid-In	Accumulated	EON	Noncontrolling	(Deficit)
Successor	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	Resources Inc.	Interest	Equity
Balance – November 15, 2023	3,057,813	306	-	-	-	$-	$(10,519,445)	$(10,079,371)	$(20,598,816)	$-	$(20,598,816)
Reclassification of shares under two class structure and non-redemptions	(3,057,813)	(306)	3,057,813	306	-	-	-	-	306	-	306
Reclassification of derivative liability on Put Option Right	-	-	-	-	-	-	-	(1,206,000)	(1,206,000)	-	(1,206,000)
Reclassification of Public shares not redeemed	-	-	445,626	45	-	-	4,878,030	-	4,878,075	-	4,878,075
Shares reclassified under Non redemption agreement	-	-	600,000	60	-	-	6,567,879	-	6,567,939	-	6,567,939
Shares not redeemed under forward purchase agreement to FPA Seller	-	-	140,070	14	-	-	1,533,272	-	1,533,286	-	1,533,286
Forward purchase agreement prepayment	-	-	-	-	-	-	8,190,554	-	8,190,554	-	8,190,554
Shares issued for Acquisition	-	-	210,000.00	21	1,800,000	180	1,421,679	-	1,421,880	33,406,414	34,828,294
Balance – November 15, 2023 after transactions related to closing	-	-	4,453,509	446	1,800,000	180	12,071,969	(11,285,371)	787,224	33,406,414	34,193,638
Excise tax imposed on common stock redemptions	-	-	-	-	-	-	-	(38,172)	(38,172)	-	(38,172)

Share-based compensation	-	-	381,622.00	38	-	-	3,445,927	-	3,445,965	-	3,445,965

Net loss – As Restated	-	-	-	-	-	-	-	(7,217,576)	(7,217,576)	(2,481,626)	(9,699,202)
Balance – December 31, 2023 - As restated	-	-	4,835,131	484	1,800,000	180	$15,517,896	(18,541,119)	(3,022,559)	30,924,788	27,902,229
Share-based compensation	-	-	848,074	84	-	-	2,778,907	-	2,778,991	-	2, 778,991
Shares issued under equity line of credit	-	-	2,230,000	223	-	-	2,628,111	-	2,628,334	-	2,628,334
Class B exchanged for Class A	-	-	1,300,000	130	(1,300,000)	(130)	8,801,000	-	8,801,000	(8,801,000)	-
Shares issued to settle FPA	-	-	450,000	45	-	-	449,955	-	450,000	-	450,000
Shares issued to settle accounts payable	-	-	260,000	26	-	-	336,174	-	336,200		336,200
Net loss – As Restated	-	-	-	-	-	-	-	(8,128,679)	(8,128,679)	(1,697,604)	(9,826,283)
Balance – December 31, 2024 – As Restated	-	$-	9,923,205	$992	500,000	$50	$30,512,043	$(26,669,798)	$3,843,287	$20,426,184	$24,269,471

The accompanying notes are an integral part of these consolidated financial statements.

EON RESOURCES INC

(FORMERLY HNR ACQUISITION CORP)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31, 2024	November 15, 2023 to December 31, 2023	January 1, 2023 to November 14, 2023
Operating activities:
Net income (loss)	$(9,826,283)	$(9,699,202)	$4,970,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	2,407,098	352,127	1,497,749
Accretion of asset retirement obligations	144,988	11,062	843,865
Equity-based compensation	2,778,991	3,445,965	-
Deferred income tax benefit	(3,470,407)	(2,365,632)	-
Amortization of operating lease right-of-use assets	-	-	(403)
Amortization of debt issuance costs	2,361,627	1,191,553	3,890
Gain on extinguishment of liabilities	(1,638,138)	-	-
Change in fair value of unsettled derivatives	361,290	(443,349)	(1,215,693)
Change in fair value of convertible note liability	192,744	-	-
Change in fair value of warrant liability	804,004	(187,704)	-
Change in fair value of derivative liability	746,000	698,000	-
Change in fair value of forward purchase agreement	(561,099)	(3,268,581)	-
Change in other property, plant, and equipment, net	-	-	83,004
Loss on sale of assets	-	-	816,011
Changes in operating assets and liabilities:
Accounts receivable	411,240	1,793,055	(921,945)
Prepaid expenses and other assets	423,116	(258,431)	26,833
Related party note receivable interest income	-	-	(313,401)
Accounts payable	3,024,413	8,091,598	1,480,138
Accounts payable – related parties	(316,651)	(138,000)	-
Accrued liabilities and other	3,018,930	1,251,677	753,595
Royalties payable	2,729,398	(313,381)	157,991
Royalties payable, related party	109,425	323,717	8,066
Net cash provided by operating activities	3,700,686	484,474	8,190,563
Investing activities:
Development of crude oil and gas properties	(3,555,062)	(238,499)	(6,769,557)
Purchases of other equipment	(20,000)	-	-
Acquisition of business, net of cash acquired	-	(30,827,804)	-
Trust Account withdrawals	-	49,362,479	-
Issuance of related party note receivable	-	-	(190,998)
Net cash provided by (used in) investing activities	(3,575,062)	18,296,176	(6,960,555)
Financing activities:
Proceeds from issuance of long-term debt	-	28,000,000	-
Payment of debt issuance costs	-	(808,992)	-
Repayments of long-term debt	(3,984,286)	(319,297)	(3,000,000)
Proceeds of short-term notes payable	1,298,200	-	-
Repayment of short-term notes payable	(989,018)	-	-
Proceeds from related party notes payable	450,000	-	-
Repayment of related party notes payable	(62,750)	-	-
Proceeds from sale of common stock	2,628,334	-	-
Redemptions of common stock	-	(44,737,839)	-
Net cash used in financing activities	(659,520)	(17,866,128)	(3,000,000)
Net change in cash and cash equivalents	(533,896)	914,522	(1,769,992)
Cash and cash equivalents at beginning of period	3,505,454	2,590,932	2,016,315
Cash and cash equivalents at end of period	$2,971,558	$3,505,454	$246,323

Cash paid during the period for:
Interest on debt	$6,146,139	$370,625	$2,002,067
Income taxes	$-	$154,000	$-
Amounts included in the measurement of operating lease liabilities	$-	$-	$56,625
Supplemental disclosure of non-cash investing and financing activities:

Operating lease assets obtained in exchange for operating lease obligations	$-	$-	$-
Accrued purchases of property and equipment at period end	$2,540,703	$141,481	$256,237

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

Put Option Right Valuation

The Company has determined that the Put Option Right is a derivative liability required to be bifurcated from its host instrument. This liability was recorded as a liability at fair value on the consolidated balance sheet as of the reporting date in accordance with ASC 815. The fair value of the liability was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the estimated term to exercise and then discounted back to present. Finally, the value of the Put Option Right is calculated as the average present value over all simulated paths.

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

On November 15, 2023 (the “Closing Date”), as contemplated by the MIPA:

●	HNRA filed a Second Amended and Restated Certificate of Incorporation (the “Second A&R Charter”) with the Secretary of State of the State of Delaware, pursuant to which the number of authorized shares of HNRA’s capital stock, par value $0.0001 per share, was increased to 121,000,000 shares, consisting of (i) 100,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), (ii) 20,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share;

●	The current shares of common stock of HNRA were reclassified as Class A Common Stock, the Class B Common Stock have no economic rights but entitles its holder to one vote on all matters to be voted on by stockholders generally, holders of shares of Class A Common Stock and shares of Class B Common Stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by the Second A&R Charter;

●	(A) HNRA contributed to OpCo (i) all of its assets (excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by HNRA stockholders of their Redemption Rights (as defined below)) and (ii) 2,000,000 newly issued shares of Class B Common Stock (such shares, the “Seller Class B Shares”) and (B) in exchange therefor, OpCo issued to HNRA a number of Class A common units of OpCo (the “OpCo Class A Units”) equal to the number of total shares of Class A Common Stock issued and outstanding immediately after the closing (the “Closing”) of the transactions (the “Transactions”) contemplated by the HNRA (following the exercise by HNRA stockholders of their Redemption Rights) (such transactions, the “SPAC Contribution”);

●	Immediately following the SPAC Contribution, OpCo contributed $900,000 to SPAC Subsidiary in exchange for 100% of the outstanding common stock of SPAC Subsidiary (the “SPAC Subsidiary Contribution”); and

●	Immediately following the SPAC Subsidiary Contribution, Seller sold, contributed, assigned, and conveyed to (A) OpCo, and OpCo acquired and accepted from Seller, ninety-nine percent (99.0%) of the outstanding membership interests of Pogo Resources, LLC, a Texas limited liability company (“EON” or the “Target”), and (B) SPAC Subsidiary, and SPAC Subsidiary purchased and accepted from Seller, one percent (1.0%) of the outstanding membership interest of Target (together with the ninety-nine (99.0%) interest, the “Target Interests”), in each case, in exchange for (x) $900,000 of the Cash Consideration (as defined below) in the case of SPAC Subsidiary and (y) the remainder of the Aggregate Consideration (as defined below) in the case of OpCo (such transactions, together with the SPAC Contribution and SPAC Subsidiary Contribution, the “Acquisition”).

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

NOTE 4 — COMMODITY DERIVATIVES

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

	As of December 31, 2024 (Successor)
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$151,303	$(44,906)	$106,397
Long-term derivative asset	—	—	—
Short-term derivative liability	(44,906)	(44,906)	—
Long-term derivative liability	—	—	—
Total derivative asset			$106,397

	As of December 31, 2023 (Successor)
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$583,035	$(191,547)	$391,488
Long-term derivative asset	76,199	—	76,199
Short-term derivative liability	(191,547)	(191,547)	—
Long-term derivative liability	—	—	—
Total derivative liability			$467,687

The effects of the Company’s derivatives on the consolidated statements of operations are summarized below:

	Successor	Predecessor
	For the Year ended December 31, 2024	November 15, 2023 to December 31, 2023	January 1, 2023 to November 14, 2023
Total gain on unsettled derivatives	$(361,290)	$443,349	$1,215,693
Total loss on settled derivatives	(489,084)	(102,541)	(1,163,736)
Net gain (loss) on derivatives	$(850,374)	$340,808	$51,957

NOTE 5 — LONG-TERM DEBT AND NOTES PAYABLE

The Company’s debt instruments are as follows:

	December 31, 2024	December 31, 2023
Senior Secured Term Loan	$23,696,417	$27,680,703
Seller Promissory Note	15,000,000	15,000,000
Merchant Cash Advances	948,982	-
Convertible Notes Payable at fair value	891,364	-
Private loans	3,556,750	3,469,500
Total	44,093,513	46,150,203
Less: unamortized financing cost	(834,854)	(2,147,346)
Less: current portion including amortization	(9,080,910)	(6,516,651)
Long-term debt, net of current portion	$34,177,749	$37,486,206

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

During the year ended December 31, 2024, Pogo Royalty exercised its OpCo Exchange Right related to 1,300,000 shares of Class B units and received 1,300,000 shares of Class A Common stock. As a result of the exchange, a total of $8,801,000 was reclassified from noncontrolling interest to additional paid in capital.

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

Put Option Right

The Company has determined that the Put Option Right is a derivative liability required to be bifurcated from its host instrument. This liability was recorded as a liability at fair value on the consolidated balance sheet as of the reporting date in accordance with ASC 815. The fair value of the liability was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the estimated term to exercise and then discounted back to present. Finally, the value of the Put Option Right is calculated as the average present value over all simulated paths.

The Company estimated the fair value of the Put Option Right to be $2,650,000 and $1,904,000 as of December 31, 2024 and 2023, respectively, and recognized a change in fair value of the derivative liability of $746,000 and $698,000 during the year ended December 31, 2024 and the period from November 15, 2023 to December 31, 2023 (Successor), respectively. The Company estimated the fair value of the derivative liability as of December 31 2024 and 2023 using a Monte-Carlo simulation model, and the following key assumptions: 1) Estimated CEO tenure of approximately 8 years from his appointment in December 2023; 2) equity volatility of 87.2% and 82.1%; 3) risk free-rate of 4.41% and 3.81%; and 4) an estimated discount rate of 9.98% and 12.14%. The Company will accrete the value of the mezzanine equity to redemption value over the estimated period until exercise when the estimated redemption value exceeds the estimated fair value of the derivative liability. The estimated fair value of the Put Option Right is considered a level 3 fair value measurement.

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

During the fiscal year ended December 31, 2021, the Company and Dante Carravagio entered into a side agreement in connection with his purchase of 400,000 shares of Class A Common Stock at $2.00 per share (the “Side Agreement”). The Side Agreement granted the holder a one year right to require the Company to repurchase his shares of Class A Common Stock at a price of $15.00 per share (the “Put Option Right”) in cash. The Put Option Right becomes exercisable upon the shares being considered freely tradeable and the holder not being an insider of the Company as defined by the SEC. To date these events have not occurred. In accordance with U.S. GAAP, the shares of Class A Common Stock are classified as mezzanine equity at their initial purchase price, and the Put Option Right is bifurcated from the host instrument and accounted for as a derivative liability in accordance with ASC 815 at fair value.

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31, 2024	For the period from November 15, 2023 to December 31, 2023
Statutory federal income tax rate	21.00%	21.00%
State Taxes (Net of Federal Benefit)	5.02%	2.86%
Permanent Differences	(3.15)%	(9.32)%
Exchange of Class B units for Class A common stock	3.24%	-%
Change in valuation allowance	-%	5.02%
Other	(0.01)%	0.19%
Income tax provision	26.10%	19.75%

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

On February 10, 2025, the Company entered into a Purchase, Sale, Termination and Exchange Agreement (the “Agreement”), by and among the Company, OpCo, SPAC Subsidiary, HNRA Royalties, Pogo Royalty, CIC, DenCo, EON Management, and 4400. The closing of the transactions contemplated by the Agreement (the “Closing”) is subject to the satisfaction of various conditions, including the Company obtaining financing.

Pursuant to the Agreement, the Company agreed to purchase the ORRI from Pogo Royalty for $14,000,000, payable in cash at the Closing. In addition, at the Closing, Pogo Royalty agreed to waive all outstanding interest accrued under the Seller Note, reduce the outstanding principal amount of the Seller Note to $8,000,000 and settle and discharge the Seller Note in exchange for the payment of $8,000,000 in cash. Pogo Royalty further agreed to assign and transfer the OpCo Preferred Units to OpCo in exchange for the issuance by the Company of 3,000,000 shares of Class A Common Stock at the Closing. On February 11, 2025, Pogo Royalty Exchanged the remaining 500,000 OpCo Class B Units for 500,000 shares of Class A Common Stock. As a result, there are no remaining Class B Common shares outstanding as of this filing.

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

NOTE 13 — SUPPLEMENTAL DISCLOSURE OF OIL AND NATURAL GAS OPERATIONS (UNAUDITED) RESTATED

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

The following table and subsequent narrative disclosure provides a roll forward of the total proved reserves for the years ended December 31, 2024 and 2024 as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year:

	For the years ended December 31,
	2024			2023
	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved Reserves:
Beginning of period	15,414	3,525	16,002	17,577	4,572	18,339
Extensions and discoveries	-	-	-	1,817	495	1,900
Dispositions	-	-	-	(1,874)	(457)	(1,834)
Revisions to previous estimates	(1,140)	(472)	(1,219)	(1,757)	(730)	(1,996)
Production	(256)	(213)	(291)	(349)	(355)	(407)
End of period	14,018	2,840	14,492	15,414	3,525	16,002
Proved Developed Reserves:
Beginning of period	11,277	2,674	11,723	13,014	3,572	13,609
End of period	9,803	2,056	10,145	11,277	2,674	11,723
Proved Undeveloped Reserves:
Beginning of period	4,137	850	4,279	4,564	1,000	4,730
End of period	4,215	784	4,346	4,137	850	4,279

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

Revisions of previous estimates. For the year ended December 31, 2024, revisions of previous estimates resulted in the decrease of reserves with a negative revision of 1,219 MBoe in the Company’s proved reserves. For the year ended December 31, 2023, revisions of previous estimates resulted in the decrease of reserves with a negative revision of 1,996 MBoe in the Company’s proved reserves. The negative revisions in 2024 and 2023 is primarily attributable to the decrease in year-end SEC commodity prices for oil and natural gas.

Restatement of Standardized Measure of Discounted Future Net Cash Flows

The Company has corrected certain errors in the unaudited Standardized Measure calculations previously reported in the supplemental disclosures to the Company’s financial statements for the years ended December 31, 2024 and 2023.  The Company has restated the line item for future development costs to include estimated costs related to property abandonment and to include the impact of future income tax expense. These items are required by FASB ASC 932.  The tables below set forth the effect of these errors on the Standardized Measure calculations previously disclosed in the supplemental disclosures to the Company’s financial statements for the years ended December 31, 2024 and 2023 (in thousands).

	For the year ended December 31, 2024
	As Reported	Change	As Restated
	(in thousands)
Future cash inflows	$1,086,436	$-	$1,086,436
Future production costs	(453,384)	-	(453,384)
Future development costs	(94,156)	(30,060)	(124,216)
Future income tax expense	-	(91,226)	(91,226)
Future net cash flows	538,896	(121,286)	417,610
10% annual discount for estimated timing of cash flows	(331,634)	87,137	(244,497)
Standardized measure of discounted future net cash flows	$207,262	$(34,149)	$173,113

	For the year ended December 31, 2023
	As Reported	Change	As Restated
Future cash inflows	$1,216,840	$-	$1,216,840
Future production costs	(438,653)	-	(438,653)
Future development costs	(94,156)	(30,060)	(124,216)
Future income tax expense	-	(121,466)	(121,466)
Future net cash flows	684,031	(151,526)	532,505
10% annual discount for estimated timing of cash flows	(403,413)	126,017	(277,396)
Standardized measure of discounted future net cash flows	$280,618	$(25,509)	$255,109

The below tables reflect the corrections to the changes in the standardized measure of discounted future net cash flows to correct the items described above and to make other immaterial corrections.

	For the year ended December 31, 2024
	As Reported	Change	As Restated
Balance, beginning of period	$280,618	$(25,509)	$255,109
Net change in sales and transfer prices and in production (lifting) costs related to future production	(32,505)	-	(32,505)
Sales and transfers of oil and natural gas produced during the period	(9,504)	52	(9,452)
Changes in estimated future development costs	1,550	468	2,018
Previously estimated development costs incurred during the period	5,628	468	6,096
Net purchases (divestitures) of reserves in place	-	-	-
Net change due to revisions in quantity estimates	(20,516)	-	(20,516)
Net change due to extensions and discoveries, and improved recovery	-	-	-
Net change due to changes in income taxes	-	(8,641)	(8,641)
Accretion of discount	28,062	(2,551)	25,511
Timing and other differences	(46,071)	1,564	(44,507)
Standardized measure of discounted future net cash flows	$207,262	$(34,149)	$173,113

	For the year ended December 31, 2023
	As Reported	Change	As Restated
Balance, beginning of period	$519,547	$-	$519,547
Net change in sales and transfer prices and in production (lifting) costs related to future production	(95,981)	(58,140)	(154,121)
Sales and transfers of oil and natural gas produced during the period	(22,914)	9,154	(13,760)
Changes in estimated future development costs	(2,313)	-	(2,313)
Previously estimated development costs incurred during the period	7,008	-	7,008
Net purchases (divestitures) of reserves in place	(138,893)	-	(138,893)
Net change due to revisions in quantity estimates	(45,534)	-	(45,534)
Net change due to extensions and discoveries, and improved recovery	-	92,372	92,372
Net change due to changes in income taxes		(25,508)	(25,508)
Accretion of discount	51,955	-	51,955
Timing and other differences (1)	7,743	(43,387)	(35,644)
Standardized measure of discounted future net cash flows	$280,618	$(25,509)	$255,109

(1)	The “Timing and other differences” amount for the year ended December 31, 2023 As Reported has been updated to correct a clerical error.

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

The estimates of future cash flows and future production and development costs as of December 31, 2024 and 2023 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	For the year ended December 31,
	2024 As Restated	2023 As Restated
	(in thousands)
Future cash inflows	$1,086,436	$1,216,840
Future production costs	(453,384)	(438,653)
Future development costs	(124,216)	(124,216)
Future income tax expense	(91,226)	(121,466)
Future net cash flows	417,610	532,505
10% annual discount for estimated timing of cash flows	(244,497)	(277,396)
Standardized measure of discounted future net cash flows	$173,113	$255,109

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

Changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	For the year ended December 31,
	2024 (As Restated)	2023 (As Restated)
	(in thousands)
Balance, beginning of period (Successor for 2024, Predecessor for 2023)	$255,109	$519,547
Net change in sales and transfer prices and in production (lifting) costs related to future production	(32,505)	(154,121)
Sales and transfers of oil and natural gas produced during the period	(9,452)	(13,760)
Changes in estimated future development costs	2,018	(2,313)
Previously estimated development incurred during the period	6,096	7,008
Net purchases (divestitures) of reserves in place	-	(138,893)
Net change due to revisions in quantity estimates	(20,516)	(45,534)
Net change due to extensions and discoveries, and improved recovery	—	92,372
Net change due to changes in estimated income taxes	(8,641)	(25,508)
Accretion of discount	25,511	51,955
Timing and other differences	(44,507)	(35,644)
Standardized measure of discounted future net cash flows (Successor for 2024, and 2023)	$173,113	$255,109

NOTE 14 — RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

(a)	Annual Consolidated Financial Statements Restated

The Company has received a series of comment letters (“Comment Letters”) from the staff (the “Staff”) of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”). The Comment Letters included comments related to the Company’s accounting for non-controlling interest (“NCI”) for Class B Units of a subsidiary of the Company and the corresponding number of Class B Common Stock of the Company (collectively, referred to as the “Class B Equity”). The Company did not allocate its annual losses to the NCI because, among other things pursuant to the purchase agreement for the Company’s initial business combination and related transaction documents, the Class B Equity had “no economic” rights.

During this process, the Company determined that an allocation of profits and losses should be applied to the Class B Equity based on the economic equivalency of the Class B Common Stock to the Company’s Class A Common Stock due to the one-for-one exchange rate of the Class B Common Stock into Class A Common Stock.

On February 24, 2026, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) determined, based on management’s recommendation and after consultation with CBIZ CPAs P.C., the Company’s independent registered public accounting firm, to modify the accounting methodology and allocate net income or loss to the NCI for Class B Equity from November 15, 2023, when the Class B Equity was issued, through February 2025, when the last of the Class B Equity was converted to Class A Common Stock of the Company.

Additionally, during the preparation of the Company’s 2025 consolidated financial statements, the Company determined that a side agreement executed in 2021 in connection with the sale of founders’ shares to the Company’s Chief Executive Officer contained a put right on the purchased shares of common stock. The Company did not account for this put right. The Company determined that this put right should be classified as a derivative liability and measured at fair value, and that the underlying shares of common stock should be accounted for as mezzanine equity.

The impact of the errors on the previously issued consolidated financial statements is as follows:

Condensed Consolidated Statement of Operations	November 15, 2023 to December 31, 2023 (Successor)
	As Reported	Adjustment	As Restated

Change in fair value of derivative liabilities	$-	$(698,000)	$(698,000)
Total other income (expense)	1,231,093	(698,000)	533,093
Net income (loss)	(9,001,202)	(698,000)	(9,699,202)
Net income (loss) attributable to noncontrolling interest	-	2,481,626	2,481,626
Net (income) loss attributable to EON Resources, Inc.	(9,001,202)	1,783,626	(7,217,576)
Weighted average share outstanding, common stock - basic and diluted	5,235,131		5,235,131
Net income (loss) per share of common stock – basic and diluted	$(1.72)	$0.34	$(1.38)

Condensed Consolidated Balance Sheet	As of December 31, 2023 (Successor)
	As Reported	Adjustment	As Restated

Derivative liability	$-	$1,904,000	$1,904,000
Total non-current liabilities	50,006,614	1,904,000	51,910,614
Total liabilities	70,119,663	1,904,000	72,023,663

Redeemable common stock	-	800,000	800,000

Class A Common Stock	524	(40)	$484
Additional paid in capital	16,317,856	(799,960)	15,517,896
Accumulated deficit	(19,118,745)	577,626	(18,541,119)
Total stockholders’ deficit attributable to EON Resources, Inc.	(2,800,185)	(222,374)	(3,022,559)
Noncontrolling Interest	33,406,414	(2,481,626)	30,924,788
Total stockholders’ equity	30,606,229	(2,704,000)	27,902,229
Total Liabilities, mezzanine equity and stockholders’ equity	$100,725,892	$-	$100,725,892

Condensed Statement of Changes in Stockholders’ Equity	As of November 15, 2023 (Successor)
	As Reported	Adjustment	As Restated

Total stockholders’ deficit attributable to EON Resources, Inc.	$(19,798,816)	(800,000)	$(20,598,816)
Total stockholders’ deficit	$(19,798,816)	(800,000)	$(20,598,816)

Condensed Statement of Changes in Stockholders’ Equity	November 15, 2023 to December 31, 2023 (Successor)
	As Reported	Adjustment	As Restated

Total stockholders’ deficit attributable to EON Resources, Inc.	$(2,800,185)	$(222,374)	$(3,022,559)
Noncontrolling Interest	33,406,414	(2,481,626)	30,924,788
Total stockholders’ equity	$30,606,229	$(2,704,000)	$27,902,229

Condensed Consolidated Statement of Cash Flows	November 15, 2023 to December 31, 2023 (Successor)
	As Reported	Adjustment	As Restated

Net income (loss)	$(9,001,202)	$(698,000)	$(9,699,202)
Change in fair value of derivative liabilities	-	698,000	698,000
Net cash provided by operating activities	$484,474	-	$484,474

Condensed Consolidated Statement of Operations	Year Ended December 31, 2024 (Successor)
	As Reported	Adjustment	As Restated

Change in fair value of derivative liabilities	$-	$(746,000)	$(746,000)
Total other income (expense)	(8,706,556)	(746,000)	(9,452,556)
Net income (loss)	(9,080,283)	(746,000)	(9,826,283)
Net income (loss) attributable to noncontrolling interest	-	1,697,604	1,697,604
Net (income) loss attributable to EON Resources, Inc.	(9,080,283)	951,604	(8,128,679)
Weighted average share outstanding, common stock - basic and diluted	6,477,052		6,477,052
Net income (loss) per share of common stock – basic and diluted	$(1.40)	$0.15	$(1.25)

Condensed Consolidated Balance Sheet	As of December 31, 2024 (Successor)
	As Reported	Adjustment	As Restated

Derivative liability	$-	$2,650,000	$2,650,000
Total non-current liabilities	38,594,767	2,650,000	41,244,767
Total liabilities	74,985,546	2,650,000	77,635,546

Redeemable common stock	-	800,000	800,000

Class A Common Stock	1,032	(40)	992
Additional paid in capital	31,312,003	(799,960)	30,512,043
Accumulated deficit	(28,199,028)	1,529,230	(26,669,798)
Total stockholders’ deficit attributable to EON Resources, Inc.	3,114,057	729,230	3,843,287
Noncontrolling Interest	24,605,414	(4,179,230)	20,426,184
Total stockholders’ equity	27,719,471	(3,450,000)	24,269,471
Total Liabilities, mezzanine equity and stockholders’ equity	$102,705,017	$-	$102,705,017

Condensed Statement of Changes in Stockholders’ Equity	As of December 31, 2024 (Successor)
	As Reported	Adjustment	As Restated

Total stockholders’ deficit attributable to EON Resources, Inc.	3,114,057	729,230	3,843,287
Noncontrolling Interest	24,605,414	(4,179,230)	20,426,184
Total stockholders’ equity	$27,719,471	(3,450,000)	$24,269,471

Condensed Consolidated Statement of Cash Flows	Year Ended December 31, 2024 (Successor)
	As Reported	Adjustment	As Restated

Net income (loss)	$(9,080,283)	$(746,000)	$(9,826,283)
Change in fair value of derivative liabilities	-	746,000	746,000
Net cash provided by operating activities	$3,700,686	-	$3,700,686

(b)	Unaudited Interim Condensed Consolidated Financial Information Restated

In connection with the preparation of the Company’s Consolidated Financial Statements as of and for the fiscal year ended December 31, 2024, the Company discovered that as of and for the three and nine months ended September 30, 2024 it had not appropriately accounted for the fair value of its forward purchase agreement. The error resulted in an overstatement of the loss on change in fair value of its forward purchase agreement of $5,190,631 for the three and nine months ended September 30, 2024 and an overstatement of the forward purchase agreement liability by this amount as of September 30, 2024. There was no deferred tax impact of the error.

The misstatements were material to the previously issued condensed consolidated financial statements of the Company and as a result, the Company has restated its condensed consolidated balance sheet, condensed consolidated statements of operations, condensed consolidated statements of changes in stockholder’s equity, and condensed consolidated statements of cash flows as of and for the three and nine months ended September 30, 2024 presented herein. The restatement includes adjustments to forward purchase agreement liability, change in fair value of forward purchase agreement, accumulated deficit, net loss before income taxes, net loss, net loss attributable to EON Resources, Inc., and net loss per share.

In addition, as previously reported in the Company’s June 30, 2024, 10Q filed on August 8, 2024, during the preparation of its financial statements for the three months ended June 30, 2024, the Company determined that certain lease operating expenses incurred during the three months ended March 31, 2024 should have been capitalized as oil and gas development costs. The impact to depletion expense of these adjustments was trivial.

Additionally, the Company has restated the previously issued condensed consolidated financial information for the periods outlined below to reflect the effect of the Class B Equity being allocated net income or loss and to reflect the Put Option Right as discussed above.

The impact of the correction of the errors to the unaudited interim condensed financial information is summarized below:

Condensed Consolidated Statement of Operations	Three Months Ended March 31, 2024
	As Reported	Adjustment	As Restated

Lease operating expense	$3,123,525	$(824,007)	$2,299,518
Total expenses	6,370,708	(824,007)	5,546,701
Operating income (loss)	(3,087,609)	824,007	(2,263,602)
Change in fair value of derivative liabilities	-	278,000	278,000
Total other income (expense)	(3,631,179)	278,000	(3,353,179)
Income (loss) before income taxes	(6,718,788)	1,102,007	(5,616,781)
	1,431,936	(230,657)	1,201,279
Net income (loss)	(5,286,852)	871,350	(4,415,502)
Net income (loss) attributable to noncontrolling interest	-	1,129,745	1,129,745
Net income (loss) attributable to EON Resources, Inc.	$(5,286,852)	$2,001,095	$(3,285,757)
Weighted average share outstanding, common stock - basic and diluted	5,235,131		5,235,131
Net income (loss) per share of common stock – basic and diluted	$(1.01)	$0.38	$(0.63)

Condensed Consolidated Balance Sheet	As of March 31, 2024
	As Reported	Adjustment	As Restated

Proved properties	$94,834,573	$824,007	$95,658,580
Total oil and natural gas properties, net	94,006,372	824,007	94,830,379
TOTAL ASSETS	$100,269,477	824,007	101,093,484

Deferred tax liability	$4,731,204	$230,657	$4,961,861
Derivative liability	-	1,626,000	1,626,000
Total non-current liabilities	43,743,793	1,856,657	45,600,450
Total liabilities	74,250,852	1,856,657	76,107,509

Redeemable common stock	-	800,000	800,000

Class A Common Stock	524	(40)	484
Additional paid in capital	17,017,104	(799,960)	16,217,144
Accumulated deficit	(24,405,597)	2,578,721	(21,826,876)
Total stockholders’ deficit attributable to EON Resources, Inc.	(7,387,789)	1,778,721	(5,609,068)
Noncontrolling Interest	33,406,414	(3,611,371)	29,795,043
Total stockholders’ equity	26,018,625	(1,832,650)	24,185,975
Total Liabilities, mezzanine equity and stockholders’ equity	$100,269,477	$824,007	$101,093,484

Condensed Consolidated Statement of Operations	Three Months Ended June 30, 2024
	As Reported	Adjustment	As Restated

Change in fair value of derivative liabilities	$-	$72,000	$72,000
Total other income (expense)	(656,469)	72,000	(584,469)
Net income (loss)	(637,795)	72,000	(565,795)
Net income (loss) attributable to noncontrolling interest	-	140,910	140,910
Net income (loss) attributable to EON Resources, Inc.	$(637,795)	$212,910	$(424,885)
Weighted average share outstanding, common stock - basic and diluted	5,427,537	-	5,427,537
Net income (loss) per share of common stock – basic and diluted	$(0.12)	$0.04	$(0.08)

Condensed Consolidated Statement of Operations	Six Months Ended June 30, 2024
	As Reported	Adjustment	As Restated

Change in fair value of derivative liabilities	$-	$350,000	$350,000
Total other income (expense)	(4,287,648)	350,000	(3,937,648)
Net income (loss)	(5,331,297)	350,000	(4,981,297)
Net income (loss) attributable to noncontrolling interest	-	1,270,655	1,270,655
Net income (loss) attributable to EON Resources, Inc.	$(5,331,297)	$1,620,655	$(3,710,642)
Weighted average share outstanding, common stock - basic and diluted	5,331,334		5,331,334
Net income (loss) per share of common stock – basic and diluted	$(1.00)	$0.30	$(0.70)

Condensed Consolidated Balance Sheet	As of June 30, 2024
	As Reported	Adjustment	As Restated

Derivative liability	$-	$1,554,000	$1,554,000
Total non-current liabilities	36,983,652	1,554,000	38,537,652
Total liabilities	75,454,619	1,554,000	77,008,619

Redeemable common stock	-	800,000	800,000

Class A Common Stock	554	(40)	514
Additional paid in capital	17,507,794	(799,960)	16,707,834
Accumulated deficit	(24,450,042)	2,198,281	(22,251,761)
Total stockholders’ deficit attributable to EON Resources, Inc.	(6,941,514)	1,398,281	(5,543,233)
Noncontrolling Interest	33,406,414	(3,752,281)	29,654,133
Total stockholders’ equity	26,464,900	(2,354,000)	24,110,900
Total Liabilities, mezzanine equity and stockholders’ equity	$101,919,519	$-	$101,919,519

Condensed Consolidated Statement of Operations	Three Months Ended September 30, 2024
	As Reported	Adjustment	As Restated

Change in fair value of FPA liability	$(4,209,294)	$5,190,631	$981,337
Change in fair value of derivative liabilities	-	(747,000)	(747,000)
Total Other Income (expense)	(6,681,902)	4,443,631	(2,238,271)
Loss before income taxes	(4,697,096)	4,443,631	(253,465)
Net income (loss)	(3,841,171)	4,443,631	602,460
Net income (loss) attributable to noncontrolling interest	-	(142,441)	(142,441)
Net income (loss) attributable to EON Resources, Inc.	(3,841,171)	4,301,190	460,019
Weighted average share outstanding, common stock - basic	5,733,857	-	5,733,857
Net income (loss) per share of common stock – basic	$(0.67)	$0.75	$0.08
Weighted average share outstanding, common stock - diluted	5,733,857	1,775,438	7,509,295
Net income (loss) per share of common stock – diluted	$(0.67)	$0.73	$0.06

Condensed Consolidated Statement of Operations	Nine Months Ended September 30, 2024
	As Reported	Adjustment	As Restated

Change in fair value of FPA liability	$(4,534,766)	$5,190,631	$655,865
Change in fair value of derivative liability	-	(397,000)	(397,000)
Total Other Income (expense)	(10,969,550)	4,793,631	(6,175,919)
Loss before income taxes	(11,577,447)	4,793,631	(6,783,816)
Net income (loss)	(9,172,468)	4,793,631	(4,378,837)
Net income (loss) attributable to noncontrolling interest	-	1,128,214	1,128,214
Net income (loss) attributable to EON Resources, Inc.	(9,172,468)	5,921,845	(3,250,623)
Weighted average share outstanding, common stock - basic and diluted	5,483,959	-	5,483,959
Net income (loss) per share of common stock – basic and diluted	$(1.67)	$1.08	$(0.59)

Condensed Consolidated Balance Sheet	As of September 30, 2024 (Successor)
	As Reported	Adjustment	As Restated

Forward purchase agreement liability	$5,628,863	$(5,190,631)	$438,232
Total current liabilities	44,782,226	(5,190,631)	39,591,595
Derivative liabilities	-	2,301,000	2,301,000
Total non-current liabilities	34,261,462	2,301,000	36,562,462
Total liabilities	79,043,688	(2,889,631)	76,154,057

Redeemable common stock	-	800,000	800,000

Class A Common Stock	696	(40)	656
Additional paid in capital	21,864,561	(799,960)	21,064,601
Accumulated deficit	(28,291,213)	6,499,471	(21,791,742)
Total stockholders’ deficit attributable to EON Resources, Inc.	(6,425,818)	5,699,471	(726,347)
Noncontrolling Interest	30,560,814	(3,609,840)	26,950,974
Total stockholders’ equity	24,134,996	2,089,631	26,224,627
Total liabilities, mezzanine equity and stockholders’ equity	$103,178,684	$-	$103,178,684