Form 10-K
period 2025-12-31
EON Resources Inc.
filed 2026-09-28
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common equity stock held by non-affiliates of the Registrant was approximately $11.2 million based on the last sale price on June 30, 2025.

As of September 25, 2026, 55,824,861 shares of Class A Common Stock, par value $0.0001 per share, and no shares of Class B Common Stock, par value $0.0001 per share, were issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“Class A Common Stock” is to our Class A Common Stock, par value $0.0001 per share;

●	“Class B Common Stock” is to our Class B Common Stock, par value $0.0001 per share;

●	“founder shares” are to shares of our Class A Common Stock initially purchased by our sponsor in a private placement prior to our Initial Public Offering;

●	“initial business combination” or “Purchase” refers to the completion of our initial business combination on November 15, 2023, pursuant to the closing of the transactions contemplated by the MIPA whereby we acquired (through our subsidiaries) 100% of the outstanding membership interests of Pogo Resources, LLC, a Texas limited liability company (“Pogo” or the “Target”);

●	“Initial Public Offering” refers to the Initial Public Offering closed on February 15, 2022;

●	“initial stockholders” are to our holders of our founder shares prior to our Initial Public Offering (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“MIPA” means that that certain Amended and Restated Membership Interest Purchase Agreement, dated August 28, 2023, as amended (the “MIPA”), by and among us, EON Upstream, LLC, a wholly owned subsidiary of ours (“OpCo”), and EON Partner, Inc., a wholly owned subsidiary of ours (“SPAC Subsidiary”, and together with us and OpCo, “Buyer” and each a “Buyer”), CIC Pogo LP, a Delaware limited partnership (“CIC”), DenCo Resources, LLC, a Texas limited liability company (“DenCo”), Pogo Resources Management, LLC, a Texas limited liability company (“Pogo Management”), 4400 Holdings, LLC, a Texas limited liability company (“4400” and, together with CIC, DenCo and Pogo Management, collectively, “Seller” and each a “Seller”), and, solely with respect to Section 6.20 of the MIPA, Sponsor.

●	“private placement units” are to the units issued to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering;

●	“private placement warrants” are to the warrants sold as part of the private placement units, and to any private placement warrants or warrants issued in connection with working capital loans that were sold to third parties, our executive officers, or our directors (or permitted transferees).

●	“public shares” are to shares of our Class A Common Stock sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Sponsor” refers to HNRAC Sponsors, LLC, a Delaware limited liability company;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement units or their permitted transferees;

●	“HNR” and “HNRA” are to the Company prior to the date of the Company’s name change on September 17, 2024.

●	“Registrant,” “we,” “us,” “company”, “our company”, “EON”, “EON Resources” are to EON Resources, Inc.

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

SUMMARY OF SIGNIFICANT RISKS AFFECTING OUR COMPANY

Our business is subject to multiple risks and uncertainties, as more fully described in “Risk Factors” and elsewhere in this Report. We urge you to read the disclosures under the caption “Risk Factors” and this Report in full. Our significant risks may be summarized as follows:

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our producing properties are located in the Permian Basin, making it vulnerable to risks associated with operating in a single geographic area.

●	Title to the properties in which we acquire an interest may be impaired by title defects.

●	We depend on various services for the development and production activities on the properties we operate. Substantially all our revenue is derived from these producing properties. A reduction in the expected number of wells to be developed on our acreage by or our failure to develop and operate the wells on our acreage could have an adverse effect on our results of operations and cash flows adequately and efficiently.

●	Our identified development activities are susceptible to uncertainties that could materially alter the occurrence or timing of our development activities.

●	Acquisitions and development of our leases will require substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms or at all.

●	We currently plan to enter hedging arrangements with respect to the production of crude oil, and possibly natural gas which is a smaller portion of the reserves.

●	Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of its reserves.

●	We believe we currently have ineffective internal control over our financial reporting.

●	A substantial majority of our revenues from crude oil and gas producing activities are derived from our operating properties that are based on the price at which crude oil and natural gas produced from the acreage underlying our interests are sold.

●	If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value, we may be required to take write-downs of the carrying values of our properties.

●	The unavailability, high cost or shortages of rigs, equipment, raw materials, supplies or personnel may restrict or result in increased costs to develop and operate our properties.

●	The marketability of crude oil and natural gas production is dependent upon transportation and processing and refining facilities, which we cannot control.

●	Drilling for and producing crude oil and natural gas are high-risk activities with many uncertainties that may materially adversely affect our business, financial condition, results of operations and cash flows.

●	Crude oil and natural gas operations are subject to various governmental laws and regulations.

●	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could cause us to incur increased costs, additional operating restrictions or delays and have fewer potential development locations.

PART I

ITEM 1. BUSINESS

Overview

EON Resources, Inc. (the “Company” or “EON”), was incorporated in Delaware as a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. Prior to closing the Purchase, our efforts were limited to organizational activities, completion of an initial public offering and the evaluation of possible business combinations. On February 15, 2022, we consummated the Initial Public Offering of 7,500,000 units (the “Units”), at $10.00 per Unit, generating proceeds of $75,000,000. Additionally, the underwriter fully exercised its option to purchase 1,125,000 additional Units, for which we received cash proceeds of $11,250,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 505,000 private placement units at a price of $10.00 per unit generating proceeds of $5,050,000 in a private placement to our Sponsor and EF Hutton (formerly Kingswood Capital Markets) (“EF Hutton”). On April 4, 2022, the Units separated into Class A Common Stock and warrants, and ceased trading. On April 4, 2022, the Class A Common Stock and warrants commenced trading on the NYSE American. On September 16, 2024, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change the Company’s name from “HNR Acquisition Corp” to “EON Resources, Inc.”, effective on September 17, 2024.

We are an independent oil and natural gas company based in Texas and formed in 2017 that is focused on the acquisition, development, exploration, production and divestiture of oil and natural gas properties in the Permian Basin. The Permian Basin is located in west Texas and southeastern New Mexico and is characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. Our properties are in the Grayburg-Jackson Field (the “GJF”) in Eddy County, New Mexico, and South Justis Field (the “SJF”) in Lea County, New Mexico which are both in the sub-area of the Permian Basin. LHO Operating, LLC, a subsidiary of the Company (“LHO”), focuses primarily on production through waterflooding recovery methods.

Currently, we have 20 employees (5 executive officers, 1 support staff and, 14 field staff in New Mexico). From time to time, on an as needed basis, contract workers handle additional necessary responsibilities.

Our assets as mentioned above consist of contiguous leasehold positions in the GJF of approximately 13,700 gross (13,700 net) acres with an average working interest of 100%. We operate 100% of the net acreage across the GJF assets, all of which is net operated acreage of vertical wells with average depths of approximately 3,810 feet. In addition, the SJF has contiguous leasehold positions of approximately 5,400 gross (5,400) acres with an average working interest of 94%. We operate 100% of the net acreage across the SJF assets, all of which is net operated acreage of vertical wells with average depths of approximately 6,000 feet.

Our average daily production for the year ended December 31, 2025 was 734 barrel of oil equivalent (“BOE”) per day. Our average daily production for the year ended December 31, 2024, was 798 BOE per day. The decrease in production is due to an increase in well downtime and water injection flowlines that needed repair or replacement.

Purchase

On December 27, 2022, we, entered into the MIPA, which was amended and restated on August 28, 2023 and further amended on November 15, 2023. Our stockholders approved the transactions contemplated by the MIPA at a special meeting of stockholders that was originally convened October 30, 2023, adjourned, and then reconvened on November 13, 2023 (the “Special Meeting”).

On November 15, 2023 (the “Closing Date”), as contemplated by the MIPA:

●	We filed a Second Amended and Restated Certificate of Incorporation (the “Second A&R Charter”) with the Secretary of State of the State of Delaware, pursuant to which the number of authorized shares of our capital stock, par value $0.0001 per share, was increased to 121,000,000 shares, consisting of (i) 100,000,000 shares of Class A Common Stock, (ii) 20,000,000 shares of Class B Common Stock, and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share;

●	Our shares of common stock were reclassified as Class A Common Stock; the Class B Common Stock has no economic rights but entitles its holder to one vote on all matters to be voted on by stockholders generally; holders of shares of Class A Common Stock and shares of Class B Common Stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by the Second A&R Charter;

●	(A) We contributed to OpCo (i) all of our assets (excluding our interests in OpCo and the aggregate amount of cash required to satisfy any exercise by our stockholders of their Redemption Rights (as defined below)) and (ii) 2,000,000 newly issued shares of Class B Common Stock (such shares, the “Seller Class B Shares”) and (B) in exchange therefor, OpCo issued to us a number of Class A common units of OpCo (the “OpCo Class A Units”) equal to the number of total shares of Class A Common Stock issued and outstanding immediately after the closing (the “Closing”) of the transactions contemplated by the MIPA (following the exercise by EON stockholders of their Redemption Rights) (such transactions, the “SPAC Contribution”);

●	Immediately following the SPAC Contribution, OpCo contributed $900,000 to SPAC Subsidiary in exchange for 100% of the outstanding common stock of SPAC Subsidiary (the “SPAC Subsidiary Contribution”); and

●	Immediately following the SPAC Subsidiary Contribution, Seller sold, contributed, assigned, and conveyed to (A) OpCo, and OpCo acquired and accepted from Seller, ninety-nine percent (99.0%) of the outstanding membership interests of Pogo Resources, LLC, a Texas limited liability company (“Pogo” or the “Target”), and (B) SPAC Subsidiary, and SPAC Subsidiary purchased and accepted from Seller, one percent (1.0%) of the outstanding membership interest of Target (together with the ninety-nine percent (99.0%) interest, the “Target Interests”), in each case, in exchange for (x) $900,000 of the Cash Consideration (as defined below) in the case of SPAC Subsidiary and (y) the remainder of the Aggregate Consideration (as defined below) in the case of OpCo (such transactions, together with the SPAC Contribution and SPAC Subsidiary Contribution and the other transactions contemplated by the MIPA, the “Purchase”.

The “Aggregate Consideration” for the Target Interests was: (a) cash in the amount of $31,074,127 in immediately available funds (the “Cash Consideration”), (b) 2,000,000 Class B common units of OpCo (“OpCo Class B Units”) valued at $10.00 per unit (the “Common Unit Consideration”), were exchangeable into 2,000,000 shares of Class A Common Stock issuable upon exercise of the OpCo Exchange Right (as defined below), (c) the Seller Class B Shares, (d) $15,000,000 payable through a promissory note to Seller (the “Seller Note”), (e) 1,500,000 preferred units (the “OpCo Preferred Units” and together with the Opco Class A Units and the OpCo Class B Units, the “OpCo Units”) of OpCo (the “Preferred Unit Consideration”, and, together with the Common Unit Consideration, the “Unit Consideration”), and (f) an agreement for Buyer, on or before November 21, 2023, to settle and pay to Seller $1,925,873 from sales proceeds received from oil and gas production attributable to Pogo, including pursuant to its third party contract with affiliates of Chevron. At Closing, 500,000 Seller Class B Shares (the “Escrowed Share Consideration”) were placed in escrow for the benefit of Buyer pursuant to an escrow agreement and the indemnity provisions in the MIPA.

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

Immediately upon the Closing, Pogo Royalty, LLC, a Texas limited liability company, an affiliate of Seller and Seller’s designated recipient of the Aggregate Consideration (“Pogo Royalty”) exercised the OpCo Exchange Right as it related to 200,000 OpCo Class B units (and 200,000 shares of Class B Common Stock). After giving effect to the Purchase, the redemption of public shares as described above and the exchange mentioned in the preceding sentence, were (i) 5,097,009 shares of Class A Common Stock issued and outstanding, (ii) 1,800,000 shares of Class B Common Stock issued and outstanding and (iii) no shares of preferred stock issued and outstanding.

The Class A Common Stock and EON warrants continue to trade, but now as an operating company, on the NYSE American under the symbols “EONR” and “EONR.WS”.

OpCo A&R LLC Agreement

In connection with the Closing, EON and Pogo Royalty, entered into an amended and restated limited liability company agreement of OpCo (the “OpCo A&R LLC Agreement”). Pursuant to the A&R OpCo LLC Agreement, Pogo Royalty the right (the “OpCo Exchange Right”) to exchange all or a portion of its OpCo Class B Units for, at OpCo’s election, (i) shares of Class A Common Stock at an exchange ratio of one share of Class A Common Stock for each OpCo Class B Unit exchanged, subject to conversion rate adjustments for stock splits, stock dividends and reclassifications and other similar transactions, or (ii) an equivalent amount of cash. In connection with any exchange of OpCo Class B Units pursuant to the OpCo Exchange Right or acquisition of OpCo Class B Units pursuant to a Mandatory Exchange, a corresponding number of shares of Class B Common Stock held by the relevant OpCo unitholder were cancelled. During the year ended December 31, 2024, Pogo Royalty exercised its right to exchange 1,300,000 shares of OpCo Class B Units for 1,300,000 shares of Class A Common Stock.

The OpCo Preferred Units were to be automatically converted into OpCo Class B Units on the two-year anniversary of the issuance date of such OpCo Preferred Units (the “Mandatory Conversion Trigger Date”) at a rate determined by dividing (i) $20.00 per unit (the “Stated Conversion Value”), by (ii)  the simple average of the daily VWAP of the Class A Common Stock during the five (5) trading days prior to the date of conversion.

In connection with the consummation of the transactions contemplated by the PSTE Agreement (as defined below), no OpCo Class B Units or OpCo Preferred Units remained outstanding, and EON became the sole owner of the equity interests of OpCo.

Backstop Agreement

In connection with the Closing, EON entered a Backstop Agreement (the “Backstop Agreement”) with Pogo Royalty and certain of EON’s founders listed therein (the “Founders”) whereby Pogo Royalty had the right (“Put Right”) to cause the Founders to purchase Pogo Royalty’s OpCo Preferred Units at a purchase price determined therein.

As security that the Founders will be able to purchase the OpCo Preferred Units upon exercise of the Put Right, the Founders placed 1,300,000 shares of Class A Common Stock into escrow (the “Trust Shares”). The Backstop Agreement was terminated in connection with the PSTE Agreement.

Founder Pledge Agreement

In connection with the Closing, EON entered a Founder Pledge Agreement (the “Founder Pledge Agreement”) with the Founders whereby, in consideration of placing the Trust Shares into escrow and entering into the Backstop Agreement, EON agreed: (a) by January 15, 2024, to issue to the Founders an aggregate number of newly issued shares of Class A Common Stock equal to 10% of the number of Trust Shares; and (b) by January 15, 2024, to issue to the Founders number of warrants to purchase an aggregate number of shares of Class A Common Stock equal to 10% of the number of Trust Shares, which such warrants shall be exercisable for five years from issuance at an exercise price of $11.50 per share.

Purchase, Sale, Termination and Exchange Agreement

On February 10, 2025, the Company entered into a Purchase, Sale, Termination and Exchange Agreement (as amended, the “PSTE Agreement”), by and among the Company, OpCo, SPAC Subsidiary, EON Energy, LLC, a wholly owned subsidiary of the Company (“EON Energy”), Pogo Royalty, CIC, DenCo, Pogo Management, and 4400.

On September 9, 2025, the transactions contemplated by the PSTE Agreement were consummated (the “PSTE Closing”). Pursuant to the PSTE Agreement, at the PSTE Closing, (i) the Company purchased a 10% overriding royalty interest in existing leases and wells in the GJF (the “Pogo ORRI”) from Pogo Royalty for $13,675,000 in cash; (ii) Pogo Royalty waived all outstanding interest accrued under the Seller Note, reduced the outstanding principal amount of the Seller Note to $7,000,000 and settled and discharged the Seller Note in exchange for the payment of $7,000,000 in cash by the Company; (iii) Pogo Royalty assigned and transferred the 1,500,000 OpCo Preferred Units to the Company in exchange for the issuance by the Company of 1,500,000 shares of Class A Common Stock.

The Company recorded $13,500,000 of the purchase amount of as an increase to the leasehold cost basis under ASC 932, with the additional $175,000 being for the final Pogo ORRI liability payment through the PSTE Closing date. The Company reclassified the value of the noncontrolling interest associated with the OpCo Preferred Units to additional paid in capital related to the issuance of the 1,500,000 shares of Class A Common Stock with no gain or loss recognized in accordance with ASC 505.

New ORRI Agreement and Conveyance

On September 9, 2025, LHO entered into an Agreement regarding Overriding Royalty Interest (the “2025 ORRI Agreement”) with an investor (the “ORRI Investor”) wherein two different overriding royalty interests were purchased and sold and agreed to be transferred under an instrument titled Conveyance of Overriding Royalty Interest (the “2025 ORRI Conveyance”). Pursuant to the 2025 ORRI Conveyance executed September 9, 2025, LHO conveyed an overriding royalty interest (each a “2025 ORRI”) in and to certain leasehold interests, hydrocarbons and wells to Investor. The two 2025 ORRIs are as follows: (i) a 15% perpetual overriding royalty interest in existing leases and wells in the GJF (the “Waterflood ORRI”); and (ii) a 5% perpetual overriding royalty interest in the San Andres Formation (as defined in the 2025 ORRI Conveyance) in wells to be drilled by Virtus Energy Assets, LLC (“Virtus”), an affiliate of Virtus Energy partners, LLC under the Farmout Program (defined below) (the “Horizontal ORRI”).

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

SJF Acquisition

On June 17, 2025, the Company and EON Energy entered into a Purchase and Sale Agreement (the “SJF PSA”) with WPP NM, L.L.C. and Northwest Central, L.L.C. (collectively the “SJF Seller”) to acquire all of the SJF Seller’s respective estates and mineral rights created by the oil and gas leases and mineral estates in the SJF located in the Permian Basin in Lea County, New Mexico (the “SJF Leases”), (ii) all oil, gas, water injection wells, water disposal and other wells located on the SJF Leases or on lands pooled therewith, together with (iii) all of the SJF Seller’s interest in the rights, appurtenances, contracts, personal property, and records related thereto (collectively, the “SJF Assets”). The transactions contemplated by the SJF PSA were consummated at a closing held on June 20, 2025.

In consideration of EON Energy’s purchase of the SJF Assets, the Company issued 1,000,000 shares of its Class A Common Stock.

Market Conditions

The price that EON receives for the oil and natural gas we produce is largely a function of market supply and demand. Because EON’s oil and gas revenues are heavily weighted toward oil, EON is more significantly impacted by changes in oil prices than by changes in the price of natural gas. World-wide supply in terms of output, especially production from properties within the United States, the production quota set by OPEC, and the strength of the U.S. dollar can adversely impact oil prices.

Historically, commodity prices have been volatile, and EON expects the volatility to continue in the future. Factors impacting the future oil supply balance are world-wide demand for oil, as well as the growth in domestic oil production.

Key Producing Region

As of December 31, 2025, all of the Company’s properties were located exclusively within the Northwest Shelf of the Permian Basin. As of December 2024, the Permian Basin had the highest level of drilling activity in the United States with greater than 300 drilling rigs operating. By comparison, The Eagle Ford Shale region located in Southwest-central Texas has less than 60 rigs operating. The Permian Basin includes three major geologic provinces: the Delaware Basin to the west, the Midland Basin to the east and the Central Basin Platform in between. The Northwest Shelf is the western limits of the Delaware Basin, a sub-basin within the Permian Basin complex. The Delaware Basin is identified by an abundant amount of oil-in-place, stacked pay potential across an approximately 3,900-foot hydrocarbon column, attractive well economics, favorable operating environment, well developed network of oilfield service providers, and significant midstream infrastructure in place or actively under construction. One hundred percent (100%) of our working interests are located as of December 31, 2025, on the New Mexico side of the Delaware Basin. According to the USGS, the Delaware Basin contains the largest recoverable reserves among all unconventional basins in the United States.

We believe the stacked-play potential of the Delaware Basin combined with favorable drilling economics support continued production growth as Pogo develops its leasehold position and improve well-spacing and completion techniques. Relative to other basins in the continental United States, Pogo believes the Delaware Basin is in a mid-stage of well development and that per-well returns will improve as Pogo continues to employ enhanced oil recovery technologies on its leasehold acreage. The Company believes these enhanced oil recoveries will continue to support development activity where it holds significant working interest, with predictable returns leading to increasing cash flows with low maintenance costs.

Working Interests in the GJF

As of December 31, 2025, the Company owns a 100% working interest in 13,700 gross acres located in Eddy County, New Mexico, with a 69% weighted average net revenue interest. The 13,700 gross acres are strategically located in the GJF. Working interests granted to the Lessee (Pogo) under an Oil and Gas Lease are real property interests that grant ownership of the crude oil and natural gas underlying a specific tract of land and the rights to explore for, drill for and produce crude oil and natural gas on that land or to lease those exploration and development rights to a third party. Those rights to explore for, drill for and produce crude oil and natural gas on that land have a set period of time for the working interest owner to exercise those rights. Typically, an Oil and Gas Lease can be automatically extended beyond the initial lease term with continuous drilling, production or other operating activities or through negotiated contractual lease extension options. Only when production and drilling cease, the lease terminates.

As of December 31, 2025, 100% of the Company’s working interests are held by production (“HBP”) meaning that EON is not under time sensitive obligation to drill or work-over any wells on its 13,700 acres. As of December 31, 2025, 100% of the wells and leases are operated by EON. EON is the official Operator of record with the state and federal regulatory agencies. As of December 31, 2025, the Company generates a substantial majority of its revenues and cash flows from its working interests when crude oil and natural gas are produced and sold from its acreage.

Currently, EON’s working interests reside entirely in the Northwest Shelf of the Permian Basin, which EON believes is one of the premier crude oil and natural gas producing regions in the United States. As of December 31, 2025, EON’s working interests covered 13,700 gross acres, with the outside royalty owners retaining a weighted average of approximately 30% royalty. The following table summarizes EON’s working interest’s position in the lands comprising its leasehold as of December 31, 2025.

LH Operating, LLC Northwest Shelf (Permian Basin) Leasehold
Date of Acquisition	Gross Acres	Federal Leases	State Leases	Working Interest	NRI (weighted avg.)(1)	Royalty Interest(2)	Operations	HBP
2018	13,700	20	3	100%	69%	31%	100%	100%

(1)	The Company’s net revenue interests are based on its weighted average royalty interests across its entire leasehold

(2)	No unleased royalty interests as of December 31, 2025. This represents royalty interests paid to third party royalty holders.

As of December 31, 2025, EON has working interests in 342 shallow (above 4,000 ft), vertical wells producing oil and gas in paying quantities. 95 of the 342 producing wells were completed between 2019 and June 2022 by EON. In 2019, EON initiated a 4-well pilot water injection project into the Seven Rivers (“7R”) oil reservoir underlying its 13,700-acre leasehold. After an evaluation period extending into early 2020, EON determined the pilot project was successful by producing oil in paying quantities by simply adding perforations in the 7R reservoir in previously drilled and completed wells. Following the successful completion of the 4-well pilot project, EON commenced a work-over program by adding perforations in the 7R reservoir in 91 previously drilled wells between 2019 and June 2022. Prior to initiating the 4-well pilot project the legacy wells were averaging 275 BOE/d. By December 2024, the total production increased to 1,022 BOE/d. EON’s management team has determined, and verified by Haas and Cobb Petroleum Consultants, LLC (“Haas and Cobb”), that 115 proved well patterns, developed but non-producing, are scheduled to be brought into production between 2026 and 2030.

As of December 31, 2025, the estimated proved crude oil and natural gas reserves attributable to EON’s interests in its underlying acreage were 2,610 MBOE (96% oil and 4% natural gas), based on a reserve report prepared by Haas and Cobb, worldwide petroleum consultants. Of these reserves, approximately 75% were classified as proved developed producing (“PDP”) reserves, 25% were classified as proved developed non-producing (“PDNP”) reserves. An additional 9,211 MBOE were classified as probable. The combined proven and probable PDNP reserves total of 5,468,929 barrels of oil of which 12% are proven and 88% are probable reserves. Included in the probable reserves are an additional 4,178,377 barrels of undeveloped oil reserves.

EON’s working interest development strategy anticipates shifting any drilling activity associated with its Probable reserves following EON’s completion of its PDNP reserves. The work-over costs attributable to adding perforations in wells previously drilled and completed is significantly less than drilling new wells. As of December 31, 2025, The Company’s leasehold position has 25.7 wells per square mile. EON expects to see increases in its production, revenue and discretionary cash flows from the development of 115 well patterns in the 7R reservoir. EON believes its current leasehold working interests provide the potential for significant long-term organic revenue growth as EON develops its PDNP reserves to increase crude oil and natural gas production.

Under the terms of the Farmout Program, Virtus acquired the right to develop the Company’s San Andres formation within the GJF. Virtus believes there are as many as 92 horizontal drilling locations that are prospective. A subsidiary of Virtus will be the designated operator of the horizontal wells and lead the development efforts. The Company has a 35% working interest in the Farmout where Virtus has estimated that the Company’s probable reserves are 38.9 million barrels of oil and 53.1 billion cubic feet of natural gas.

Working Interests in South-Justis Field

As of December 31, 2025, the estimated proved crude oil reserves attributable to EON’s interests in its underlying acreage were 170 MBOE (100% oil), of which 67 MBOE were classified as proved developed producing (“PDP”) reserves and 103 MBOE were classified as proved developed non-producing (“PDNP”) reserves.

Business Strategies

The Company’s primary business objective is to generate discretionary cash flow by maintaining its strong cash flow from the PDP reserves and increasing cash flow by developing predictable, low cost PDNP reserves in its Permian Basin asset. The Company intends to accomplish this objective by executing the following strategies:

Generate strong cash flow supported by means of disciplined development of its PDNP Reserves. As the sole working interest owner, the Company benefits from the continued organic development of its acreage in the Permian Basin. As of December 31, 2025, EON, in conjunction with Haas and Cobb, a third-party engineering consulting firm, has confirmed that EON has 127 low cost, well patterns to be developed during 2025 to 2028. A single well pattern consists of a producing well with its corresponding or dedicated water injection wells, with each injection well situated on four sides of the producing well. Water injection wells are necessary to maintain reservoir pressure in its original state and to move the oil in place toward the producing well. Pressure maintenance helps ensure maximum oil and gas recovery. Without pressure maintenance, oil recoveries from a producing oil reservoir generally do not exceed 10% of the original oil in place (“OOIP”). With pressure maintenance by re-injecting produced water into the oil reservoir, then EON expects to see ultimate oil recoveries 25% or greater of the OOIP. Offsetting oil wells on its leasehold also take advantage of the water injected into the oil reservoir, and is able to convert a high percentage of its revenue to discretionary cash flow. Because EON owns 100% working interests it incurs 100% of the monthly leasehold operating costs for the production of crude oil and natural gas or capital costs for the drilling and completion of wells on its acreage. Because these wells are shallow oil producers, with vertical depths between 1500 ft and 4000 ft, the monthly operating expenses are relatively low.

Focus primarily on the Permian Basin. All of the Company’s working interests are currently located in the Permian Basin, one of the most prolific oil and gas basins in the United States. We believe the Permian Basin provides an attractive combination of highly-economic and oil-weighted geologic and reservoir properties, opportunities for development with significant inventory of drilling locations and zones to be delineated our top-tier management team.

●	Business Relations. Leverage expertise and relationships to continue acquiring Permian Basin targets with high working interests in actively producing oil fields from top-tier E&P operators, with predictable, stable cash flow, and with significant growth potential. the Company has a history of evaluating, pursuing and consummating acquisitions of crude oil and natural gas targets in the Permian Basin and other oil producing basins. the Company’s management team intends to continue to apply this experience in a disciplined manner when identifying and acquiring working interests. The Company believes that the current market environment is favorable for oil and gas acquisitions in the Permian Basin and other oil generating basins. Numerous asset packages from sellers presents attractive opportunities for assets that meet the Company’s target investment criteria. With sellers seeking to monetize their investments, we intend to continue to acquire working interests that have substantial resource potential in the Permian Basin. We expect to focus on acquisitions that complement our current footprint in the Permian Basin while targeting working interests underlying large scale, contiguous acreage positions that have a history of predictable, stable oil and gas production rates, and with attractive growth potential. Furthermore, the Company seeks to maximize its return on capital by targeting acquisitions that meet the following criteria:

●	sufficient visibility to production growth;

●	attractive economics;

●	de-risked geology supported by stable production;

●	targets from top-tier E&P operators; and

●	a geographic footprint that we believe is complementary to its current Permian Basin asset and maximizes its potential for upside reserve and production growth.

Maintain conservative and flexible capital structure to support the Company’s business and facilitate long-term operations. The Company is committed to maintaining a conservative capital structure that will afford it the financial flexibility to execute its business strategies on an ongoing basis. The Company believes that internally generated cash flows from its working interests and operations, available borrowing capacity under its revolving credit facility, and access to capital markets will provide it with sufficient liquidity and financial flexibility to continue to acquire attractive targets with high working interests that will position it to grow its cash flows in order to distributed to its shareholders as dividends and/or reinvested to further expand its base of cash flow generating assets. The Company intends to maintain a conservative leverage profile and utilize a mix of cash flows from operations and issuance of debt and equity securities to finance future acquisitions.

Competitive Strengths

The Company believes that the following competitive strengths will allow it to successfully execute its business strategies and achieve its primary business objective:

●	Permian Basin focused public company positioned as a preferred buyer in the basin. The Company believes that its focus on the Permian Basin will position it as a preferred buyer of Permian Basin working interests in known producing oil and gas fields. As of December 31, 2025, 100% of its current leasehold is located in an area with proven results from multiple stacked productive zones. The Company’s properties in the Permian Basin are high-quality, high-margin, and oil weighted, and the Company believes we will be viewed favorably by the investment community as compared to equity consideration diluted by lower quality assets located in less prolific basins. The Company targets acquisitions of operated properties with high working interest percentages that are relatively undeveloped in the Permian Basin, and it believes the organic development of its acreage will result in substantial production growth regardless of acquisition activity.

●	Favorable and stable operating environment in the Permian Basin. With over 400,000 wells drilled in the Permian Basin since 1900, the region features a reliable and predictable geological and regulatory environment, according to Enverus. The Company believes that the impact of new technology, combined with the substantial geological information available about the Permian Basin, also reduces the risk of development and exploration activities as compared to other, emerging hydrocarbon basins. As of December 31, 2025, 100% of the Company’s acreage was located in New Mexico and does not require federal approval to develop its 115 well patterns classified as PDNP reserves and does not have impediments in order to deliver EON’s production to market.

●	Experienced team with an extensive track record. The Company’s team has deep industry experience focused on development in the Permian Basin as well as other significant oil producing regions and has a track record of identifying acquisition targets, negotiating agreements, and successfully consummating acquisitions, and operating the acquired target using industry standards. EON plans to continue to evaluate and pursue acquisitions of all sizes. EON expects to benefit from the industry relationships fostered by its management team’s decades of experience in the oil and natural gas industry with a focus on the Permian Basin, in addition to leveraging its relationships with many E & P company executives.

●	Development potential of the properties underlying the Company’s Permian Basin working interests. The Company’s assets consist of 100% working interests in a gross 13,700 acres located in the Northwest Shelf of the Permian Basin. The Company expects production from its working interest ownership to increase its oil and gas production by 1,358 BOE/d as it develops its PDNP reserves after completing 115 well patterns. The Company believes its assets in the Permian Basin is in an earlier to mid-stage of development and that the average number of producing wells per section in its 13,700-acre leasehold will increase as EON continues to add PUD well patterns, which would allow the Company to achieve higher realized cash flows to distributed to its shareholders as dividends and/or reinvested to further expand its base of cash flow generating assets. The Company believes that once it completes its PDNP and PUD program as detailed in the Haas and Cobb reserve report, The Company expects its BOE/d will increase to 2,853 BOE/d combined with PDP.

Crude Oil and Natural Gas Data

In this report, we include estimates of reserves associated with the assets located in New Mexico as of December 31, 2025 and 2024. Such reserve estimates are based on evaluations prepared by the independent petroleum engineering firm of Haas and Cobb, in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. The Haas and Cobb reserve report as of December 31, 2025 is included in this filing and covers 94% of our reserves as of December 31, 2025, while the remaining 6% were developed by our internal reserve engineers.

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

The reconciliation of PV-10 and PV-10 after ARO to the standardized measure of discounted future net cash flows relating to our estimated proved oil and natural gas reserves is as follows (in thousands):

	December 31, 2025	December 31, 2024
Present value of estimated future net revenues (PV-10)	$37,545	$207,666
Present value of estimated ARO, discounted at 10%	(105)	(404)
Present value of estimated income taxes, discounted at 10%	(6,256)	(34,149)
Standardized measure	$31,184	$173,113

Summary of Reserves

The following table presents EON’s estimated proved reserves as of December 31, 2025 and 2024. The reserve estimates presented in the table below are based on reports prepared by Haas and Cobb, EON’s independent petroleum engineers, and reports generated by EON’s internal reserve engineers, which reports were prepared in accordance with current SEC rules and regulations regarding oil and natural gas reserve reporting:

	December 31, 2025(1)	December 31, 2024(2)
Estimated proved developed producing reserves:
Crude Oil (MBbls)	2,024	3,870
Natural Gas (MMcf)	632	931
NGLs (MBbls)	-	-
Total (MBOE)	2,129	4,025

Estimated proved non-producing reserves:
Crude Oil (MBbls)	661	5,933
Natural Gas (MMcf)	(63)	1,125
NGLs (MBbls)	-	-
Total (MBOE)	651	6,120

Estimated proved undeveloped reserves:
Crude Oil (MBbls)	-	4,215
Natural Gas (MMcf)	-	784
NGLs (MBbls)	-	-
Total (MBOE)	-	4,346

Estimated proved reserves:
Crude Oil (MBbls)	2,685	14,018
Natural Gas (MMcf)	569	2,840
NGLs (MBbls)	-	-
Total (MBOE)	2,780	14,492

(1)	EON’s estimated proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For crude oil volumes, the average WTI posted price of $64.54 per Bbl as of December 31, 2025, was adjusted for quality, transportation fees and a regional price differential. For natural gas volumes, the average Henry Hub spot price of $2.82 per MMBtu as of December 31, 2025, was adjusted for energy content, transportation fees and a regional price differential. The average adjusted product prices weighted by production over the remaining lives of the proved properties are $64.54 per Bbl of crude oil and $2.82 per Mcf of natural gas as of December 31, 2025.

(2)	EON’s estimated proved reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. For crude oil volumes, the average WTI posted price of $75.48 per Bbl as of December 31, 2024, was adjusted for quality, transportation fees and a regional price differential. For natural gas volumes, the average Henry Hub spot price of $2.13 per MMBtu as of December 31, 2024, was adjusted for energy content, transportation fees and a regional price differential. The average adjusted product prices weighted by production over the remaining lives of the proved properties are $77.10 per Bbl of crude oil and $1.62 per Mcf of natural gas as of December 31, 2024.

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

PUDs

As of December 31, 2025, EON estimated its PUD reserves to be 0 MBbls of crude oil and 0 MMcf of natural gas for a total of 0 MBOE. As of December 31, 2024, EON estimated its PUD reserves to be 4,215 MBbls of crude oil and 784 MMcf of natural gas for a total of 4,346 MBOE. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

The following table summarizes EON’s changes in PUD reserves during the years ended December 31, 2025 and 2024 (in MBOE):

Proved Undeveloped Reserves (MBOE)
Balance, December 31, 2023	4,279
Acquisitions of Reserves	0
Extensions and Discoveries	0
Revisions of Previous Estimates	67
Transfers to Estimated Proved Developed	0
Balance, December 31, 2024	4,346
Acquisitions of Reserves	0
Extensions and Discoveries	0
Revisions of Previous Estimates	(4,346)
Transfers to Estimated Proved Developed	0
Balance, December 31, 2025	0

Changes in EON’s PUD reserves that occurred during the year ended December 31, 2025 were due to reclassification of wells from proved to probable as a result of expected timing to complete outside of 5 years. Changes in EON’s PUD reserves that occurred during the year ended December 31, 2024 were primarily due to increased operating costs.

EON has not made any capital expenditures in order to convert its existing PUDs because EON has been allocating its capital resources to convert PDNP reserves to PDP reserves and not to convert its PUD reserves to PDNP or PDP reserves.

Probable Reserves

As of December 31, 2025, EON estimated its probable reserves to be 8,986 MBbls of crude oil and 1,347 MMcf of natural gas for a total of 9,211 MBOE. The Company’s development plan for probable reserves is to complete the PDNP and probable reserves over the next five years.

Crude Oil and Natural Gas Production Prices and Costs

Production and Price History

The following table sets forth information regarding net production of crude oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Production data:
Crude Oil (MBbls)	244	256
Natural Gas (MMcf)	142	213
NGLs (MBbls)	0	0
Total (MBOE)	268	291

Average realized prices:
Crude Oil (per Bbl)	$63.93	$75.52
Natural Gas (per Mcf)	$1.89	$2.27
NGLs (per Bbl)	$0.00	$0.00
Total (per BOE)(1)	$59.29	$67.96

Average cost (per BOE):
Lease Operating Expenses	$38.33	$29.59
Production and ad valorem taxes	$6.07	$5.89

(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per Bbl of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between crude oil and natural gas.

Productive Wells

Productive wells located on our leasehold consist of producing vertical wells that are capable of producing oil and gas in paying quantities and are not dry wells. As of December 31, 2025, we owned working interests in 472 producing wells, 207 water injectors, and one water source well, all located on its 13,700 gross acre leasehold. Only one well owned by the Company is approved to be plugged and abandoned.

EON is not aware of any dry holes drilled on the acreage underlying its working interest during the relevant periods.

The following table sets forth the total number of gross and net productive wells, all of which are oil wells.

	As of December 31, 2025
	Gross	Net
Productive	361	342
Dry holes	—	—
Total	361	342

Drilling and other exploration and development activities

For the years ended 2025 and 2024, we did not drill any new wells.

As of December 31, 2025, there were no wells being completed or waiting on completion. Furthermore, we were not installing any waterfloods or pressure maintenance systems or engaging in any other development activity as of such date.

Acreage and Ownership

GJF

The following figures sets forth information relating to our acreage for its working interests as of December 31, 2025:

We own 100% working interests that is subject to a 23.1% weighted average net royalty interest across its 13,700 gross acres as of December 31, 2025. For information regarding the impact of lease expirations on our interests, please see “Risks Related to Our Business.” All of our 13,700 acres are held by production and or not under any mandatory lease expiration.

EON’s leasehold is 100% operated through its wholly owned subsidiary LH Operating and 100% of its 13,700 gross acre leasehold is HBP. The leasehold is comprised of 23 total leases, 20 BLM and 3 NM State leases. Ninety-seven percent of its leasehold classified as PDP has title opinion coverage. For regulatory purposes, the current producing reservoirs, 7R, Queen, Grayburg, and San Andres, are considered a single, unitized pool (“pool”) for all current PDP reserves and PDNP reserves. No regulatory approval is required prior to performing workovers on existing wells within the pool (i.e., perforations, fracking, or acidizing, etc.).

LH Operating, LLC was created to solely manage this asset on behalf of Pogo. LH Operating has performed its duties for two (2) years without any known liabilities, and are in good standing with regulatory agencies. LH Operating is fully bonded to operate in New Mexico.

SJF

The SJF is located in Lea County, New Mexico in the Central Basin of the Permian Basin, the most prolific oil-producing region in the United States.  The SJF is located a short distance from our GJF in Eddy County, New Mexico allowing for efficiencies of scale. We own 94% working interests that is subject to a 18% weighted average net royalty interest across its 5,360 gross acres as of December 31, 2025. The property includes 5,360 leasehold acres with a total of 208 wells comprised of half being oil producing and the other half being water injection wells. There are 19 active oil producing wells.

Leasehold acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which we owned an interest as of December 31, 2025.

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Grayburg-Jackson	13,700	13,700	—	—
South Justis	5,360	5,360
Total	19,060	19,060

All leasehold acreage of EON is considered to be “Developed Acres” because completed producing wells or wells capable of producing in economic quantities are located throughout the entirety of the acreage such that the acreage allocated to such wells for production on a spacing, allocated, unitized or pooled basis comprise the entire 19,060 acres leased by EON. The interests of EON in the oil, gas and other minerals in “Developed Acres” are, or may be, composed of one or multiple stratigraphic zones producing or capable of producing oil and gas in economic quantities.

The leasehold of EON has undergone development activities, including drilling, completion, and production operations in the Grayburg/San Andres zones (“legacy zones”) and/or the Seven Rivers waterflood zones. As a result, there are no remaining leasehold portions that require initial development. EON has identified new potential proved undeveloped reserves within the incremental waterflood zone of the Seven Rivers. EON intends to develop and produce the Seven Rivers zone comprised of approximately 1,677 acres underlying a portion of the Developed Acres including, without limitation, infield drilling or perforation and recompletion of existing wells.

Regulation

The following disclosure describes regulations directly associated with E&P companies who are classified with state and federal regulatory agencies as Operator of record of crude oil and natural gas properties, including EON.

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

Environmental Matters

Crude oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. These laws and regulations have the potential to impact production on the properties in which EON owns working interest, which could materially adversely affect its business and its prospects. Numerous federal, state and local governmental agencies, such as the EPA, issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing earthen pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from operations. The strict, joint and several liability nature of such laws and regulations could impose liability upon the Operator of record regardless of fault. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our business and prospects.

Non-Hazardous and Hazardous Waste

The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes and regulations promulgated thereunder, affect crude oil and natural gas exploration, development, and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. Although most wastes associated with the exploration, development and production of crude oil and natural gas are exempt from regulation as hazardous wastes under RCRA, these wastes typically constitute nonhazardous solid wastes that are subject to less stringent requirements. From time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil and natural gas wastes. Moreover, it is possible that some wastes generated in connection with exploration and production of oil and gas that are currently classified as nonhazardous may, in the future, be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly management and disposal requirements. On May 4, 2016, a coalition of environmental groups filed a lawsuit against EPA in the U.S. District Court for the District of Columbia for failing to update its RCRA Subtitle D criteria regulations governing the disposal of certain crude oil and natural gas drilling wastes. In December 2016, EPA and the environmental groups entered into a consent decree to address EPA’s alleged failure. In response to the consent decree, in April 2019, the EPA signed a determination that revision of the regulations is not necessary at this time. However, any changes in the laws and regulations could have a material adverse effect on the Operator of record (EON) of its properties’ capital expenditures and operating expenses, which in turn could affect production from the acreage underlying our working interests and adversely affect our business and prospects.

Remediation

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and analogous state laws generally impose strict, joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Under CERCLA and comparable state statutes, persons deemed “responsible parties” may be subject to strict, joint and several liability for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In addition, the risk of accidental spills or releases could expose EON’s working interests underlying its leasehold acreage to significant liabilities that could have a material adverse effect on the operators’ businesses, financial condition and results of operations. Liability for any contamination under these laws could require us to make significant expenditures to investigate and remediate such contamination or attain and maintain compliance with such laws and may otherwise have a material adverse effect on their results of operations, competitive position or financial condition.

Water Discharges

The Clean Water Act (“CWA”), the SDWA, the Oil Pollution Act of 1990 (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other crude oil and natural gas wastes, into regulated waters. The definition of regulated waters has been the subject of significant controversy in recent years. The EPA and U.S. Army Corps of Engineers published a revised definition on January 18, 2023, which has been challenged in court. To the extent any future rule expands the scope of jurisdiction, it may impose greater compliance costs or operational requirements on EON as the Operator of record. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. In addition, spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. Production EPA has also adopted regulations requiring certain crude oil and natural gas facilities to obtain individual permits or coverage under general permits for storm water discharges, and in June 2016, the EPA finalized effluent limitation guidelines for the discharge of wastewater from hydraulic fracturing.

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

Noncompliance with the CWA, the SDWA, or the OPA may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations, for the Operator of record (EON) underlying its leasehold working interest.

Air Emissions

The Clean Air Act (“CAA”), and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, in June 2016, the EPA established criteria for aggregating multiple small surface sites into a single source for air quality permitting purposes, which could cause small facilities, on an aggregate basis, to be deemed a major source subject to more stringent air permitting processes and requirements. These laws and regulations may increase the costs of compliance for crude oil and natural gas producers and impact production of the acreage underlying EON’s working interests. In addition, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations. Moreover, obtaining or renewing permits has the potential to delay the development of crude oil and natural gas projects.

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

Separately, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, New Mexico has adopted regulations to restrict the venting or flaring of methane from both upstream and midstream operations. At the international level, the United Nations-sponsored “Paris Agreement” requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions every five years after 2020. President Biden recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030; however, in January 2025, President Trump withdrew the United States from the Paris Agreement. The full impact of these actions cannot be predicted at this time.

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

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate the GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce the profitability of EON’s working interests. Additionally, political, litigation and financial risks may result in EON restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce the profitability of EON’s working interests. One or more of these developments could have a material adverse effect on EON’s business, financial condition and results of operation.

Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact our operations and EON’s supply chains. Such physical risks may result in damage to EON’s facilities or otherwise adversely impact our operations, such as if they become subject to water use curtailments in response to drought, or demand for their products, such as to the extent warmer winters reduce the demand for energy for heating purposes. Extreme weather conditions can interfere with production and increase costs and damage resulting from extreme weather may not be fully insured. However, at this time, EON is unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting its business.

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

State and federal regulatory agencies recently have focused on a possible connection between the hydraulic fracturing related activities, particularly the disposal of produced water in underground injection wells, and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In some instances, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Colorado, Ohio, Oklahoma and Texas, have modified their regulations to account for induced seismicity. For example, in October 2014, the Railroad Commission published a new rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the agency may deny, modify, suspend or terminate the permit application or existing operating permit for that well. The Railroad Commission of Texas has used this authority to deny permits for waste disposal wells. In some instances, regulators may also order that disposal wells be shut in. In late 2021, the Railroad Commission of Texas issued a notice to operators of disposal wells in the Midland area, to reduce saltwater disposal well actions and provide certain data to the commission. Separately, in November 2021, New Mexico implemented protocols requiring operators to take various actions within a specified proximity of certain seismic activity, including a requirement to limit injection rates if a seismic event is of a certain magnitude. As a result of these developments, EON as the Operator of record may be required to curtail operations or adjust development plans, which may adversely impact EON’s business.

The USGS has identified six states with the most significant hazards from induced seismicity, including New Mexico, Oklahoma and Texas. In addition, a number of lawsuits have been filed, most recently in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on EON’s properties and on their waste disposal activities.

If new laws or regulations that significantly restrict hydraulic fracturing and related activities are adopted, such laws could make it more difficult or costly to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing is further regulated at the federal or state level, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause EON to incur substantial compliance costs, and compliance or the consequences of any failure to comply could have a material adverse effect on EON’s financial condition and results of operations. At this time, it is not possible to estimate the impact on EON’s business of newly enacted or potential federal or state legislation governing hydraulic fracturing.

Endangered Species Act

The ESA restricts activities that may affect endangered and threatened species or their habitats. The designation of previously unidentified endangered or threatened species could cause E&P operators to incur additional costs or become subject to operating delays, restrictions or bans in the affected areas. Recently, there have been renewed calls to review protections currently in place for the dunes sagebrush lizard, whose habitat includes parts of the Permian Basin, and to reconsider listing the species under the ESA. For example, in October 2019 environmental groups filed a lawsuit against the FWS seeking to compel the agency to list the species under the ESA, and in July 2020, FWS agreed to initiate a 12-month review to determine whether listing the species was warranted, which determination remains outstanding. Additionally, in June 2021, the FWS proposed to list two distinct population sections of the Lesser Prairie Chicken, including one in portions of the Permian Basin, under the ESA, which was finalized on November 25, 2022. To the extent species are listed under the ESA or similar state laws, or previously unprotected species are designated as threatened or endangered in areas where EON’s properties are located, operations on those properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon.

Employee Health and Safety

Operations on EON’s properties are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes require that information be maintained concerning hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens.

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

EON cannot predict whether new legislation to regulate crude oil and natural gas might be proposed, what proposals, if any, might actually be enacted by the U.S. Congress or the various state legislatures, and what effect, if any, the proposals might have on its operations. Sales of crude oil and condensate are not currently regulated and are made at market prices.

Drilling and Production

The operations on EON’s properties are subject to various types of regulation at the federal, state and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The state, and some counties and municipalities, in which EON operates also regulate one or more of the following:

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

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of crude oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce EON’s interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of crude oil and natural gas that the EON’s properties can produce from EON’s wells or limit the number of wells or the locations at which can be drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of crude oil and natural gas within its jurisdiction. States do not regulate wellhead prices or engage in other similar direct regulation, but EON cannot assure you that they will not do so in the future. The effect of such future regulations may be to limit the amounts of crude oil and natural gas that may be produced from our wells, negatively affect the economics of production from these wells or to limit the number of locations operators can drill.

Federal, state and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production facilities and pipelines and for site restoration in areas where EON operates. The U.S. Army Corps of Engineers and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration. Although the U.S. Army Corps of Engineers does not require bonds or other financial assurances, some state agencies and municipalities do have such requirements.

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

Under the Energy Policy Act of 2005, FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties. FERC also regulates interstate natural gas transportation rates and service conditions and establishes the terms under which EON’s properties may use interstate natural gas pipeline capacity, as well as the revenues received for release of natural gas pipeline capacity. Interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. FERC’s initiatives have led to the development of a competitive, open access market for natural gas purchases and sales that permits all purchasers of natural gas to buy gas directly from third-party sellers other than pipelines.

Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in state waters. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC under the NGA. FERC has in the past reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which may increase the operators’ costs of transporting gas to point-of-sale locations. This may, in turn, affect the costs of marketing natural gas that EON’s properties produce.

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

Further, interstate and intrastate common carrier crude oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When crude oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, EON believes that access to crude oil pipeline transportation services of EON’s properties will not materially differ from our competitors’ access to crude oil pipeline transportation services.

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

States may regulate rates of production and may establish maximum daily production allowables from crude oil and natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but EON cannot assure you that they will not do so in the future. Should direct economic regulation or regulation of wellhead prices by the states increase, this could limit the amount of crude oil and natural gas that may be produced from wells on EON’s properties and the number of wells or locations EON’s properties can drill.

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity. EON does not believe that compliance with these laws will have a material adverse effect on its business.

Title to Properties

Prior to completing an acquisition of a target or working interests, EON performs a title review on each tract to be acquired. EON’s title review is meant to confirm the working interests owned by a prospective seller, the property’s lease status and royalty amount as well as encumbrances or other related burdens. As a result, title examinations have been obtained on substantially all of EON’s properties.

In addition to EON’s initial title work, EON often will conduct a thorough title examination prior to leasing any new acres, and/or drilling a well. Should any further title work uncover any further title defects, EON will perform curative work with respect to such defects. EON generally will not commence drilling operations on a property until any material title defects on such property have been cured.

EON believes that the title to its assets is satisfactory in all material respects. Although title to these properties is in some cases subject to encumbrances, such as customary royalty interest generally retained in connection with the acquisition of crude oil and gas interests, non-participating royalty interests and other burdens, easements, restrictions or minor encumbrances customary in the crude oil and natural gas industry, EON believes that none of these encumbrances will materially detract from the value of these properties or from its interest in these properties.

Competition

The crude oil and natural gas business is highly competitive; we primarily compete with companies for the acquisition of targets with high percentage of working interests underlying crude oil and natural gas leases. Many of our competitors not only own and acquire working interests but also explore for and produce crude oil and natural gas and, in some cases, carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. By engaging in such other activities, our competitors may be able to develop or obtain information that is superior to the information that is available to us. In addition, certain of our competitors may possess financial or other resources substantially larger than EON possesses. Our ability to acquire additional working interests and properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

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

Seasonality of Business

Weather conditions affect the demand for, and prices of, natural gas and can also delay drilling activities, disrupting Our overall business plans. Additionally, EON’s properties are located in areas adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice or rain, EON may be unable to move their equipment between locations, thereby reducing its ability to operate EON’s wells, reducing the amount of crude oil and natural gas produced from the wells on EON’s properties during such times. Additionally, extended drought conditions in the areas in which EON’s properties are located could impact its ability to source sufficient water or increase the cost for such water. Furthermore, demand for natural gas is typically higher during the winter, resulting in higher natural gas prices for EON’s natural gas production during its first and fourth quarters. Certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions can limit drilling and producing activities and other crude oil and natural gas operations in EON’s operating areas. Due to these seasonal fluctuations, our results of operations for individual quarterly periods may not be indicative of the results that it may realize on an annual basis.

Employees and Human Working Capital

We have salaried and regular pay employees in the field as well as management at our corporate offices. As of December 31, 2025, we employed 14 full-time salaried and regular pay field individuals under no ongoing employment contracts who provided direct support to EON’s operations. As of December 31, 2025, we employed 6 full-time salaried employees at our corporate offices, all of which have ongoing employment contracts. None of these employees are covered by collective bargaining agreements.

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

As of December 31, 2025, we had $375,036 in cash and a working capital deficit of $21,814,454. Further, we had negative cash flow from operations of $7,645,418 for the year ended December 31, 2025. These factors raise substantial doubt about our ability to continue as a going concern. Management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock through the ELOC Purchase Agreement with White Lion, which can fund our operations and production growth, and be used to reduce our liabilities. While management believes that its plans and the overall outlook of the oil and gas industry sufficiently alleviate the factors raising substantial doubt about its ability to continue as a going concern, there can be no assurance of success.

Our producing properties are located in the Permian Basin, making it vulnerable to risks associated with operating in a single geographic area.

All of our producing properties are currently geographically concentrated in the Permian Basin. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of the processing or transportation of crude oil and natural gas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic crude oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of EON’s portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on its results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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

EON is not required to, and under certain circumstances it may elect not to, incur the expense of retaining lawyers to examine the title to its operating interests. In such cases, we would rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before acquiring an operating interest. The existence of a material title deficiency can render an interest worthless and can materially adversely affect our results of operations, financial condition and cash flows. No assurance can be given that EON will not suffer a monetary loss from title defects or title failure. Additionally, undeveloped acreage has a greater risk of title defects than developed acreage. If there are any title defects in properties in which we holds an interest, it may suffer a financial loss.

We depend on various services for the development and production activities on the properties it operates. Substantially all our revenue is derived from these producing properties. A reduction in the expected number of wells to be developed on EON’s acreage by or the failure of EON to develop and operate the wells on its acreage could have an adverse effect on its results of operations and cash flows adequately and efficiently.

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

If production on our acreage decreases due to decreased development activities, because of a low commodity price environment, limited availability of development capital, production-related difficulties or otherwise, our results of operations may be adversely affected. EON is not obligated to undertake any development activities other than those required to maintain their leases on our acreage. In the absence of a specific contractual obligation, any development and production activities will be subject to their reasonable discretion (subject to certain implied obligations to develop imposed by the laws of some states). EON could determine to develop wells on our acreage than is currently expected. The success and timing of development activities on our properties, depends on a number of factors that are largely outside of our control, including:

●	the capital costs required for development activities on EON’s acreage, which could be significantly more than anticipated;

●	the ability to access capital;

●	prevailing commodity prices;

●	the availability of suitable equipment, production and transportation infrastructure and qualified operating personnel;

●	the availability of storage for hydrocarbons, expertise, operating efficiency and financial resources;

●	EON’s expected return on investment in wells developed on EON’s acreage as compared to opportunities in other areas;

●	the selection of technology;

●	the selection of counterparties for the marketing and sale of production;

●	and the rate of production of the reserves.

EON may elect not to undertake development activities, or may undertake these activities in an unanticipated fashion, which may result in significant fluctuations in EON’s results of operations and cash flows. Sustained reductions in production by EON on EON’s properties may also adversely affect EON’s results of operations and cash flows. Additionally, if EON were to experience financial difficulty, EON might not be able to pay invoices to continue its operations, which could have a material adverse impact on EON’s cash flows.

Our future success depends on replacing reserves through acquisitions and the exploration and development activities.

Producing crude oil and natural gas wells are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future crude oil and natural gas reserves and our production thereof and our cash flows are highly dependent on the successful development and exploitation of our current reserves and its ability to successfully acquire additional reserves that are economically recoverable. Moreover, the production decline rates of our properties may be significantly higher than currently estimated if the wells on its properties do not produce as expected. We may also not be able to find, acquire or develop additional reserves to replace the current and future production of its properties at economically acceptable terms. If we are not able to replace or grow its oil and natural gas reserves, its business, financial condition and results of operations would be adversely affected.

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

We depend, in part, on acquisitions to grow its reserves, production and cash flows. Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic data, and other information, the results of which are often inconclusive and subject to various interpretations. The successful acquisition of properties requires an assessment of several factors, including:

●	recoverable reserves;

●	future crude oil and natural gas prices and their applicable differentials;

●	development plans;

●	operating costs EON’s E&P operators would incur to develop and operate the properties;

●	and potential environmental and other liabilities that E&P operators may incur.

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

There is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Additionally, acquisition opportunities vary over time. Our ability to complete acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Further, these acquisitions may be in geographic regions in which EON does not currently hold assets, which could result in unforeseen operating difficulties. In addition, if we acquire interests in new states, it may be subject to additional and unfamiliar legal and regulatory requirements. Compliance with regulatory requirements may impose substantial additional obligations on EON and its management, cause it to expend additional time and resources in compliance activities and increase its exposure to penalties or fines for non-compliance with such additional legal requirements. Further, the success of any completed acquisition will depend on our ability to effectively integrate the acquired business into its existing business. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. In addition, potential future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions.

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

Any acquisitions that EON completes will be subject to substantial risks.

Even if we make acquisitions that we believe will increase its cash generated from operations, these acquisitions may nevertheless result in a decrease in its cash flows. Any acquisition involves potential risks, including, among other things:

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

The ability of the Company to perform development activities depends on a number of uncertainties, including the availability of capital, construction of and limitations on access to infrastructure, inclement weather, regulatory changes and approvals, crude oil and natural gas prices, costs, development activity results and the availability of water. Further, any identified potential development activities are in various stages of evaluation, ranging from wells that are ready to be developed to wells that require substantial additional interpretation. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively prior to development activities whether crude oil and natural gas will be present or, if present, whether crude oil and natural gas will be present in sufficient quantities to be economically viable. Even if enough crude oil or natural gas exist, we may damage the potentially productive hydrocarbon-bearing formation or experience mechanical difficulties while performing development activities, possibly resulting in a reduction in production from the well or abandonment of the well. If EON performs additional development activities on wells that do not respond or they produce at quantities less than desired these wells may materially harm our business.

There is no guarantee that the conclusions we draw from available data and other wells near the EON acreage will be applicable to our development activities. Further, initial production rates reported by us in the areas in which ours reserves are located may not be indicative of future or long-term production rates. Additionally, actual production from wells may be less than expected. For example, a number of E&P operators have recently announced that newer wells drilled close in proximity to already producing wells have produced less oil and gas than forecast. Because of these uncertainties, EON does not know if the potential development activities that have been identified will ever be able to produce crude oil and natural gas from these or any other potential development activities. As such, the actual development activities of EON may materially differ from those presently identified, which could adversely affect our business, results of operation and cash flows.

Acquisitions and development of our leases will require substantial capital, and our company may be unable to obtain needed capital or financing on satisfactory terms or at all.

The crude oil and natural gas industry is capital intensive. EON made substantial capital expenditures in connection with the acquisition and development of its properties. Our company may continue to make substantial capital expenditures in connection with the acquisition and development of properties. Our company will finance capital expenditures primarily with funding from cash generated by operations and borrowings under its revolving credit facility.

In the future, EON may need capital more than the amounts it retains in its business or borrows under its revolving credit facility. The level of borrowing base available under our revolving credit facility is largely based on its estimated proved reserves and its lenders’ price decks and underwriting standards in the reserve-based lending space and may be reduced to the extent commodity prices decrease and cause underwriting standards to tighten or the lending syndication market is not sufficiently liquid to obtain lender commitments to a full borrowing base in an amount appropriate for our assets. Furthermore, EON cannot assure you that it will be able to access other external capital on terms favorable to it or at all. For example, a significant decline in prices for crude oil and broader economic turmoil may adversely impact our ability to secure financing in the capital markets on favorable terms. Additionally, our ability to secure financing or access the capital markets could be adversely affected if financial institutions and institutional lenders elect not to provide funding for fossil fuel energy companies in connection with the adoption of sustainable lending initiatives or are required to adopt policies that have the effect of reducing the funding available to the fossil fuel sector. If EON is unable to fund its capital requirements, EON may be unable to complete acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its results of operation and free cash flow.

EON is also dependent on the availability of external debt, equity financing sources and operating cash flows to maintain its development program. If those financing sources are not available on favorable terms or at all, then EON expects the development of its properties to be adversely affected. If the development of our properties is adversely affected, then revenues from our operations may decline. If we issue additional equity securities or securities convertible into equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our Class A Common Stock.

EON currently holds and plans to continue to enter hedging arrangements with respect to the production of crude oil, and possibly natural gas which is a smaller portion of the reserves. EON will mitigate the exposure to the impact of decreases in the prices by establishing a hedging plan and structure that protects the earnings to a reasonable level, and the debt service requirements.

EON holds and plan to continue to enter into hedging arrangements to establish, in advance, a price for the sale of the crude oil and possibly natural gas produced from its properties. The hedging plan and structure will be at a level to balance the debt service requirements and also allow EON to realize the benefit of any short-term increase in the price of crude oil and natural gas. A portion of the crude oil and natural gas produced from its properties will not be protected against decreases in the price of crude oil and natural gas, or prolonged periods of low commodity prices. Hedging arrangements may limit our ability to realize the benefit of rising prices and may result in hedging losses.

The intent of the hedging arrangements is to mitigate the volatility in its cash flows due to fluctuations in the price of crude oil and natural gas. However, these hedging activities may not be as effective as our company intends in reducing the volatility of its cash flows and, if entered into, are subject to the risks of the terms of the derivative instruments derivative contract, there may be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received, our company’s hedging policies and procedures may not be properly followed and the steps our company takes to monitor its derivative financial instruments may not detect and prevent violations of its risk management policies and procedures, particularly if deception or other intentional misconduct is involved. Further, our company may be limited in receiving the full benefit of increases in crude oil as a result of these hedging transactions. The occurrence of any of these risks could prevent EON from realizing the benefit of a derivative contract.

Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of its reserves.

It is not possible to measure underground accumulation of crude oil and natural gas in an exact way. Crude oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of crude oil and natural gas and assumptions concerning future crude oil and natural gas prices, production levels, ultimate recoveries and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may turn out to be incorrect. Estimates of our proved reserves and related valuations as of December 31, 2025 and December 31, 2024 were prepared by Haas and Cobb. Haas and Cobb conducted a detailed review of 94% of our properties for the December 31, 2025 period and 100% of our properties for the December 31, 2024 period covered by its reserve report using information provided by EON. Over time, EON may make material changes to reserve estimates taking into account the results of actual drilling, testing and production and changes in prices. In addition, certain assumptions regarding future crude oil and natural gas prices, production levels and operating and development costs may prove incorrect. A substantial portion of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of crude oil and natural gas that are ultimately recovered being different from its reserve estimates.

Furthermore, the present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of its estimated reserves. In accordance with rules established by the SEC and the Financial Accounting Standards Board (the “FASB”), EON bases the estimated discounted future net cash flows from its proved reserves on the twelve-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month, and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor EON uses when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with EON or the crude oil and natural gas industry in general.

Operating hazards and partially insured or uninsured risks may result in substantial losses to EON and any losses could adversely affect our results of operations and cash flows.

The operations of EON will be subject to all of the hazards and operating risks associated with drilling for and production of crude oil and natural gas, including the risk of fire, explosions, blowouts, surface cratering, uncontrollable flows of crude oil and natural gas and formation water, pipe or pipeline failures, abnormally pressured formations, casing collapses and environmental hazards such as crude oil spills, natural gas leaks and ruptures or discharges of toxic gases. In addition, their operations will be subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives. The occurrence of any of these events could result in substantial losses to EON due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties, suspension of operations and repairs required to resume operations.

Loss of our information and computer systems, including as a result of cyber-attacks, could materially and adversely affect our business.

EON relies on electronic systems and networks to control and manage our respective businesses. If any of such programs or systems were to fail for any reason, including as a result of a cyber-attack, or create erroneous information in our hardware or software network infrastructure, possible consequences could be significant, including loss of communication links and inability to automatically process commercial transaction or engage in similar automated or computerized business activities. Although EON has multiple layers of security to mitigate risks of cyber-attacks, cyber-attacks on business have escalated in recent years. Moreover, EON is becoming increasingly dependent on digital technologies to conduct certain exploration, development, production and processing activities, including interpreting seismic data, managing drilling rigs, production activities and gathering systems, conducting reservoir modeling and estimating reserves. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. If EON becomes the target of cyber-attacks of information security breaches, their business operations may be substantially disrupted, which could have an adverse effect on our results of operations. In addition, our efforts to monitor, mitigate and manage these evolving risks may result in increased capital and operating costs, and there can be no assurance that such efforts will be sufficient to prevent attacks or breaches from occurring.

Political instability or armed conflict in crude oil or natural gas producing regions could have a material adverse impact on our business, financial condition or future results.

Our business, financial condition and future results are subject to political and economic risks and uncertainties, including instability resulting from civil unrest, political demonstrations, mass strikes or armed conflict or other crises in crude oil or natural gas producing areas. For example, while there are currently broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to the Russia-Ukraine war, an end to the Russia-Ukraine conflict and an easing or elimination of the related sanctions against Russia could result in a decrease in commodity prices as Russian hydrocarbons become more readily accessible on global markets, which could put downward pressure on demand for our services and cause a reduction in our revenues. In addition, the instability in the Middle East has contributed to volatility in oil and gas prices, as well as disruptions to supply chains. Further escalation of conflict in the Middle East, in particular with Iran, a major oil producer, could have an adverse effect on demand for our services and cause a reduction in our revenues. Further, beginning in late 2025, the U.S. seized several oil tankers suspected of transporting oil from Venezuela, and, in early 2026, the U.S. launched a limited military intervention in Venezuela which culminated in the capture of Venezuela’s incumbent president. As the situation stabilizes and U.S.-Venezuela relations improve, it is expected that approximately 50 million barrels of sanctioned oil may become available for export as U.S. sanctions are lifted. The resumption of such exports may cause a depression in global oil prices as the market adjusts to such an increase in supply. The ultimate geopolitical and macroeconomic consequences of these conflicts cannot be predicted, and such events could severely impact the world economy and may adversely affect our financial condition. Although the Company does not have operations overseas, these conflicts elevate the likelihood of supply chain disruptions, heightened volatility in crude oil and natural gas prices and negative effects on our ability to raise additional capital when required and could have a material adverse impact on our business, financial condition or future results.

We believe EON currently has ineffective internal control over its financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. We identified material weaknesses and believe that EON currently has ineffective internal control over financial reporting, primarily due to: the lack of sufficient accounting personnel to manage the Company’s financial accounting process including lack of proper preparation and review of account reconciliations, lack of segregation of duties, proper accounting for complex financial instruments and lack of design and implementation of controls related to oil and gas activities.

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

EON may be involved in legal proceedings that could result in substantial liabilities.

Like many crude oil and natural gas companies, EON may from time to time be involved in various legal and other proceedings, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters, in the ordinary course of its business. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on EON because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, operating results and financial condition.

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

Any substantial decline in the price of crude oil and natural gas, or prolonged period of low commodity prices will materially adversely affect our business, financial condition, results of operations and cash flows. In addition, lower crude oil and natural gas may reduce the amount of crude oil and natural gas that can be produced economically, which may reduce our willingness to develop its properties. This may result in EON having to make substantial downward adjustments to our estimated proved reserves, which could negatively impact its ability to fund its operations. If this occurs or if production estimates change or exploration or development results deteriorate, the successful efforts method of accounting principles may require EON to write down, as a non-cash charge to earnings, the carrying value of its crude oil and natural gas properties. EON could also determine during periods of low commodity prices to shut in or curtail production from wells on our properties. In addition, we could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, they may abandon any well if they reasonably believe that the well can no longer produce crude oil or natural gas in commercially paying quantities. EON may choose to use various derivative instruments in connection with anticipated crude oil and natural gas to minimize the impact of commodity price fluctuations. However, we cannot hedge the entire exposure of our operations from commodity price volatility. To the extent we do not hedge against commodity price volatility, or its hedges are not effective, our results of operations and financial position may be diminished.

If commodity prices decrease to a level such that our future undiscounted cash flows from its properties are less than their carrying value, EON may be required to take write-downs of the carrying values of its properties.

Accounting rules require that EON periodically review the carrying value of its properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, production data, economics and other factors, EON may be required to write down the carrying value of its properties. EON evaluates the carrying amount of its proved oil and natural gas properties for impairment whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying value exceeds the estimated undiscounted future cash flows EON would estimate the fair value of its properties and record an impairment charge for any excess of the carrying value of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved reserves, future commodity prices, future production estimates and a commensurate discount rate. The risk that EON will be required to recognize impairments of its crude oil and natural gas properties increases during periods of low commodity prices. In addition, impairments would occur if EON were to experience sufficient downward adjustments to its estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period. EON may incur impairment charges in the future, which could materially adversely affect its results of operations for the periods in which such charges are taken.

The unavailability, high cost or shortages of rigs, equipment, raw materials, supplies or personnel may restrict or result in increased costs to develop and operate our properties.

The crude oil and natural gas industry is cyclical, which can result in shortages of drilling/workover rigs, equipment, raw materials (particularly water and sand and other proppants), supplies and personnel. When shortages occur, the costs and delivery times of rigs, equipment and supplies increase and demand for, and wage rates of, qualified drilling/workover rig crews also rise with increases in demand. EON cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. In accordance with customary industry practice, EON relies on independent third-party service providers to provide many of the services and equipment necessary to drill new development wells. If EON is unable to secure a sufficient number of drilling/workover rigs at reasonable costs, our financial condition and results of operations could suffer. Shortages of drilling/workover rigs, equipment, raw materials, supplies, personnel, trucking services, tubulars, hydraulic fracturing and completion services and production equipment could delay or restrict our development operations, which in turn could have a material adverse effect on our financial condition, results of operations and cash flows.

The marketability of crude oil and natural gas production is dependent upon transportation and processing and refining facilities, which EON cannot control. Any limitation in the availability of those facilities could interfere with our ability to market its production and could harm our business.

The marketability of our production depends in part on the availability, proximity and capacity of pipelines, gathering lines, tanker trucks and other transportation methods, and processing and refining facilities owned by third parties. EON does not control these third-party facilities and our access to them may be limited or denied. Insufficient production from the wells on our acreage or a significant disruption in the availability of third-party transportation facilities or other production facilities could adversely impact our ability to deliver, to market or produce oil and natural gas and thereby cause a significant interruption in our operations. If we are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter production related difficulties, they may be required to shut in or curtail production. In addition, the amount of crude oil that can be produced and sold is subject to curtailment in certain other circumstances outside of our control, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on these systems, tanker truck availability and extreme weather conditions. Also, production from our wells may be insufficient to support the construction of pipeline facilities, and the shipment of our crude oil and natural gas on third-party pipelines may be curtailed or delayed if it does not meet the quality specifications of the pipeline owners. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, EON is provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or transportation, processing or refining-facility capacity, or an inability to obtain favorable terms for delivery of the crude oil and natural gas produced from our acreage, could reduce our ability to market the production from our properties and have a material adverse effect on our financial condition, results of operations and cash flows. Our access to transportation options and the prices we receive can also be affected by federal and state regulation, including regulation of crude oil and natural gas production, transportation and pipeline safety, as well by general economic conditions and changes in supply and demand.

In addition, the third parties on whom EON relies for transportation services are subject to complex federal, state, tribal and local laws that could adversely affect the cost, manner or feasibility of conducting our business.

Drilling for and producing crude oil and natural gas are high-risk activities with many uncertainties that may materially adversely affect our business, financial condition, results of operations and cash flows.

The development drilling activities of our properties will be subject to many risks. For example, EON will not be able to assure you that wells drilled by the E&P operators of its properties will be productive. Drilling for crude oil and natural gas often involves unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient crude oil and natural gas to return a profit at then realized prices after deducting drilling, operating and other costs. The seismic data and other technologies used do not provide conclusive knowledge prior to drilling a well that crude oil and natural gas are present or that a well can be produced economically. The costs of exploration, exploitation and development activities are subject to numerous uncertainties beyond our control and increases in those costs can adversely affect the economics of a project. Further, our development drilling and producing operations may be curtailed, delayed, canceled or otherwise negatively impacted as a result of other factors, including:

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

The crude oil and natural gas industry is intensely competitive, and our properties compete with other companies that may have greater resources. Many of these companies explore for and produce crude oil and natural gas, carry on midstream and refining operations, and market petroleum and other products on a regional, national or worldwide basis. In addition, these companies may have a greater ability to continue exploration activities during periods of low crude oil and natural gas market prices. our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. EON may have fewer financial and human resources than many companies in our industry and may be at a disadvantage in bidding producing crude oil and natural gas properties. Furthermore, the crude oil and natural gas industry has experienced recent consolidation among some operators, which has resulted in certain instances of combined companies with larger resources. Such combined companies may compete against EON and thus limit our ability to acquire additional properties and add reserves.

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

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to crude oil and natural gas, technological advances in fuel economy and energy-generation devices could reduce demand for crude oil and natural gas. The impact of the changing demand for crude oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations and cash flows. It is also possible that the concerns about the production and use of fossil fuels will reduce the sources of financing available to EON. For example, certain segments of the investor community have developed negative sentiment towards investing in the oil and gas industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. In addition, some investors, including investment advisors and certain sovereign wealth, pension funds, university endowments and family foundations, have stated policies to divest from, or not provide funding to, the oil and gas sector based on their social and environmental considerations. Furthermore, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to environmental, social and governance (“ESG”) matters. Such ratings are used by some investors and other financial institutions to inform their investment, financing and voting decisions, and unfavorable ESG ratings may lead to increased negative sentiment toward oil and gas companies from such institutions. Additionally, the SEC proposed rules on climate change disclosure requirements for public companies which, if adopted as proposed, could result in substantial compliance costs. Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas and related infrastructure projects. Such developments, including environmental activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies, and also adversely affect our availability of capital.

Risks Related to Environmental and Regulatory Matters

Crude oil and natural gas operations are subject to various governmental laws and regulations. Compliance with these laws and regulations can be burdensome and expensive for EON, and failure to comply could result in EON incurring significant liabilities, either of which may impact its willingness to develop our interests.

Our activities on the properties in which EON holds interests are subject to various federal, state and local governmental regulations that may change from time to time in response to economic and political conditions. Matters subject to regulation include drilling operations, production and distribution activities, discharges or releases of pollutants or wastes, plugging and abandonment of wells, maintenance and decommissioning of other facilities, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity to conserve supplies of crude oil and natural gas. Further actions, including actions focused on addressing climate change, may negatively impact oil and gas operations and favor renewable energy projects in the United States, which may negatively impact the demand for oil and natural gas.

In addition, the production, handling, storage and transportation of crude oil and natural gas, as well as the remediation, emission and disposal of crude oil and natural gas wastes, by-products thereof and other substances and materials produced or used in connection with crude oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of worker health and safety, natural resources and the environment. Failure to comply with these laws and regulations may result in the assessment of sanctions on EON, including administrative, civil or criminal penalties, permit revocations, requirements for additional pollution controls and injunctions limiting or prohibiting some or all of our operations on our properties. Moreover, these laws and regulations have generally imposed increasingly strict requirements related to water use and disposal, air pollution control, species protection, and waste management, among other matters.

Laws and regulations governing E&P may also affect production levels. EON must comply with federal and state laws and regulations governing conservation matters, including, but not limited to:

●	provisions related to the unitization or pooling of the crude oil and natural gas properties;

●	the establishment of maximum rates of production from wells;

●	the spacing of wells;

●	the plugging and abandonment of wells; and

●	the removal of related production equipment.

Additionally, federal and state regulatory authorities may expand or alter applicable pipeline-safety laws and regulations, compliance with which may require increased capital costs for third-party crude oil and natural gas transporters. These transporters may attempt to pass on such costs to EON, which in turn could affect profitability on the properties in which EON owns an interest.

EON must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent our properties are shippers on interstate pipelines, they must comply with the tariffs of those pipelines and with federal policies related to the use of interstate capacity.

EON may be required to make significant expenditures to comply with the governmental laws and regulations described above and may be subject to potential fines and penalties if they are found to have violated these laws and regulations. EON believes the trend of more expansive and stricter environmental legislation and regulations will continue. The laws and regulations that affect EON could increase the operating costs of EON and delay production and may ultimately impact our ability and willingness to develop our properties.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could cause EON to incur increased costs, additional operating restrictions or delays and have fewer potential development locations.

EON engages in hydraulic fracturing. Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Currently, hydraulic fracturing is generally exempt from regulation under the Underground Injection Control program of the U.S. Safe Drinking Water Act (“SDWA”) and is typically regulated by state oil and gas commissions or similar agencies.

However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, in June 2016, the Environmental Protection Agency (the “EPA”) published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. Also, from time to time, legislation has been introduced, but not enacted, in the U.S. Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. This or other federal legislation related to hydraulic fracturing may be considered again in the future, though EON cannot predict the extent of any such legislation at this time.

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

Increased regulation and attention given to the hydraulic fracturing process, including the disposal of produced water gathered from drilling and production activities, could lead to greater opposition to, and litigation concerning, crude oil and natural gas production activities using hydraulic fracturing techniques in areas where EON owns properties. Additional legislation or regulation could also lead to operational delays or increased operating costs for EON in the production of crude oil and natural gas, including from the development of shale plays, or could make it more difficult for EON to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in our completion of new crude oil and natural gas wells and result in an associated decrease in the production attributable to our interests, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, a number of lawsuits have been filed alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements in the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, the Texas Railroad Commission has previously published a rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the agency may deny, modify, suspend or terminate the permit application or existing operating permit for that well. The Texas Railroad Commission has used this authority to deny permits for waste disposal wells. In some instances, regulators may also order that disposal wells be shut in. In late 2021, the Texas Railroad Commission issued a notice to operators of disposal wells in the Midland area to reduce saltwater disposal well actions and provide certain data to the commission. Separately, in November 2021, New Mexico implemented protocols requiring operators to take various actions within a specified proximity of certain seismic activity, including a requirement to limit injection rates if a seismic event is of a certain magnitude. As a result of these developments, EON may be required to curtail operations or adjust development plans, which may adversely impact EON’s business.

EON will likely dispose of produced water volumes gathered from their production operations by injecting it into wells pursuant to permits issued by governmental authorities overseeing such disposal activities. While these permits will be issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities. The adoption and implementation of any new laws or regulations that restrict EON’s ability to use hydraulic fracturing or dispose of produced water gathered from drilling and production activities by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring them to shut down disposal wells, could have a material adverse effect on EON’s business, financial condition and results of operations.

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

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of carbon dioxide, methane and other “greenhouse gases” (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. As a result, numerous proposals have been made and may continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs as well as to eliminate such future emissions.

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

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, and increased investigations and litigation. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against EON. . To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of, or contribution to, the asserted damage, or to other mitigating factors.

Moreover, while EON may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward EON and its industry and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital for potential growth projects.

Our results of operations may be materially impacted by efforts to transition to a lower-carbon economy.

Concerns over the risk of climate change have increased the focus by global, regional, national, state and local regulators on GHG emissions, including carbon dioxide emissions, and on transitioning to a lower-carbon future. A number of countries and states have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, prohibitions on the sales of new automobiles with internal combustion engines, and incentives or mandates for battery-powered automobiles and/or wind, solar or other forms of alternative energy. Compliance with changes in laws, regulations and obligations relating to climate change could result in increased costs of compliance for EON or costs of consuming crude oil and natural gas for such products, and thereby reduce demand, which could reduce the profitability of EON. For example, EON may be required to install new emission controls, acquire allowances or pay taxes related to their greenhouse gas emissions, or otherwise incur costs to administer and manage a GHG emissions program. Additionally, EON could incur reputational risk tied to changing customer or community perceptions of its, customers contribution to, or detraction from, the transition to a lower-carbon economy. These changing perceptions could lower demand for oil and gas products, resulting in lower prices and lower revenues as consumers avoid carbon-intensive industries, and could also pressure banks and investment managers to shift investments and reduce lending.

Separately, banks and other financial institutions, including investors, may decide to adopt policies that restrict or prohibit investment in, or otherwise funding, EON based on climate change-related concerns, which could affect its or our access to capital for potential growth projects.

Approaches to climate change and transition to a lower-carbon economy, including government regulation, company policies, and consumer behavior, are continuously evolving. At this time, EON cannot predict how such approaches may develop or otherwise reasonably or reliably estimate their impact on its or its operators’ financial condition, results of operations and ability to compete. However, any long-term material adverse effect on the oil and gas industry may adversely affect our financial condition, results of operations and cash flows.

Additional restrictions on development activities intended to protect certain species of wildlife may adversely affect our ability to conduct development activities.

In the United States, the Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”). To the extent species that are listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where EON operates, our ability to conduct or expand operations could be limited, or EON could be forced to incur additional material costs. Moreover, our development drilling activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons. For example, in June 2021, the U.S. Fish & Wildlife Service (the “FWS”) proposed to list two distinct population sections (“DPS”) of the Lesser Prairie Chicken, including one in portions of the Permian Basin, under the ESA (the “southern DPS”). On November 25, 2022, the FWS finalized the proposed rule, listing the southern DPS of the Lesser Prairie-Chicken as endangered and the northern DPS of the Lesser Prairie-Chicken as threatened.

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

If we are unable to comply with the restrictions and covenants in any existing or future debt agreement or if we default under the terms of any existing or future debt agreement, there could be an event of default. Our ability to comply with these restrictions and covenants, including meeting any financial ratios and tests, may be affected by events beyond our control. We cannot assure that we will be able to comply with these restrictions and covenants or meet such financial ratios and tests. In the event of a default under any debt agreement, the lenders could terminate or accelerate the loans and declare all amounts borrowed due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend the debt agreement or obtain needed waivers on satisfactory terms. There can be no assurance that, if needed to avoid noncompliance with our debt agreements in the future, we will obtain the necessary waivers from the applicable lenders on satisfactory terms or at all. As a result, there could be an event of default under such agreements, which could result in an acceleration of repayment.

Our debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

Our existing and any future indebtedness could have important consequences to it, including:

●	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on terms acceptable to it;

●	covenants in any future credit and debt arrangement may require, us to meet financial tests that may affect our flexibility in planning for and reacting to changes in its business, including possible acquisition opportunities;

●	our access to the capital markets may be limited;

●	our borrowing costs may increase;

●	we will use a portion of its discretionary cash flows to make principal and interest payments on its indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and payment of dividends to its stockholders; and

●	our debt level will make us more vulnerable than competitors with less debt to competitive pressures or a downturn in its business or the economy generally.

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

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our Class A Common Stock may continue to change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A Common Stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our Class A Common Stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, other public announcements, and filings with the Securities and Exchange Commission (“SEC”);

●	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in our industry;

●	changes in government policies in the United States;

●	changes in earnings estimates or recommendations by securities or research analysts who track our Class A Common Stock or failure of our actual results of operations to meet those expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of Class A Common Stock by us, our investors or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

We may redeem your public warrants prior to their exercise at a time that is disadvantageous to you, thereby making such warrants worthless. We have the ability to redeem outstanding public warrants at any prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of the shares of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which a notice of redemption is sent to the warrant holders. Please note that the closing price of our Class A Common Stock has not exceeded $18.00 per share for any of the 30 trading days prior to the date of this report. We will not redeem the warrants as described above unless a registration statement under the Securities Act covering the shares of the Class A Common Stock issuable upon exercise of such warrants is effective and a current prospectus relating to shares of the Class A Common Stock is available throughout the 30-day redemption period. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force you (i) to exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your public warrants s at the then-current market price when you might otherwise wish to hold your public warrants, or (iii) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your public warrants.

The value received upon exercise of the public warrants (1) may be less than the value the holders would have received if they had exercised their public warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the public warrants. The fair value of the public warrants that may be retained by redeeming shareholders is $1.3 million based on recent trading prices, and 8,625,000 public warrants held by public shareholders.

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

Purchases made pursuant to our ELOC Purchase Agreement will be made at a discount to the volume weighted average price of Class A Common Stock, which may result in negative pressure on the stock price.

On October 17, 2022, we entered into a common stock purchase agreement (the “ELOC Purchase Agreement”) and a related registration rights agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the ELOC Purchase Agreement, we have the right, but not the obligation to require White Lion to purchase, from time to time, up to $150,000,000 in aggregate gross purchase price of newly issued shares of our Class A Common Stock, subject to certain limitations and conditions set forth in the ELOC Purchase Agreement. On March 7, 2024, the Company entered into an Amendment No. 1 to ELOC Purchase Agreement (the “White Lion Amendment”) with White Lion. Pursuant to the White Lion Amendment, the Company and White Lion agreed to a fixed number of Commitment Shares equal to 440,000 shares of Common Stock to be issued to White Lion in consideration for commitments of White Lion under the ELOC Purchase Agreement, which the Company agreed to include all of the Commitment Shares on the initial registration statement filed by the Company related to the ELOC Purchase Agreement.

We are obligated under the ELOC Purchase Agreement and the White Lion RRA to maintain a registration statement with the SEC to register the Class A Common Stock under the Securities Act of 1933, as amended, for the resale by White Lion of shares of Class A Common Stock that we may issue to White Lion under the ELOC Purchase Agreement. The purchase price to be paid by White Lion for any shares of Class A Common Stock will equal 96% of the lowest daily volume-weighted average price of Class A Common Stock during a period of two consecutive trading days following the applicable Notice Date.

Such purchases will dilute our stockholders and could adversely affect the prevailing market price of our Class A Common Stock and impair our ability to raise capital through future offerings of equity or equity-linked securities, although we intend to carefully control such purchases as to minimize the impact. Accordingly, the adverse market and price pressures resulting from the purchase and registration of Class A Common Stock pursuant to the ELOC Purchase Agreement may continue for an extended period of time and continued negative pressure on the market price of our Class A Common Stock could have a material adverse effect on our ability to raise additional equity capital.

It is not possible to predict the actual number of shares of Class A Common Stock, if any, we will sell under the ELOC Purchase Agreement with White Lion or the actual gross proceeds resulting from those sales.

We generally have the right to control the timing and amount of any sales of the Class A Common Stock to White under the ELOC Purchase Agreement. Sales of Class A Common Stock, if any, to White Lion under the ELOC Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to White Lion all, some or none of the Class A Common Stock that may be available for us to sell to White Lion pursuant to the ELOC Purchase Agreement.

Because the purchase price per share of Class A Common Stock to be paid by White Lion will fluctuate based on the market prices of the Class A Common Stock at the time we elect to sell Class A Common Stock to White Lion pursuant to the ELOC Purchase Agreement, if any, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of Class A Common Stock that we will sell to White Lion under the ELOC Purchase Agreement, the purchase price per share that White Lion will pay for Class A Common Stock purchased from us under the ELOC Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by White Lion under the ELOC Purchase Agreement.

The number of shares of Class A Common Stock ultimately offered for sale by White Lion is dependent upon the number of shares of Class A Common Stock, if any, we ultimately elect to sell to White Lion under the ELOC Purchase Agreement. However, even if we elect to sell Class A Common Stock to White Lion pursuant to the ELOC Purchase Agreement, White Lion may resell all, some or none of such shares at any time or from time to time in its sole discretion and at different prices. To date, the Company has issued 17,000,000 shares of common stock under the ELOC Purchase Agreement.

Because the purchase price per share to be paid by White Lion for the shares of Class A Common Stock that we may elect to sell to White Lion under the ELOC Purchase Agreement, if any, will fluctuate based on the market prices of our common stock for each purchase made pursuant to the Common Stock, if any, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of Class A Common Stock that we will sell to White Lion under the ELOC Purchase Agreement, the purchase price per share that While Lion will pay for shares purchased from us under the ELOC Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by White Lion under the Purchase Agreement, if any.

The sale and issuance of Class A Common Stock to White Lion will cause dilution to our existing securityholders, and the resale of the Class A Common Stock acquired by White Lion, or the perception that such resales may occur, could cause the price of our Class A Common Stock to decrease.

The purchase price per share of Class A Common Stock to be paid by White Lion for the Class A Common Stock that we may elect to sell to White Lion under the ELOC Purchase Agreement, if any, will fluctuate based on the market prices of our Class A Common Stock at the time we elect to sell Class A Common Stock to White Lion pursuant to the ELOC Purchase Agreement. Depending on market liquidity at the time, resales of such Class A Common Stock by White Lion may cause the trading price of our Class A Common Stock to decrease.

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

We expect to grant equity awards to employees and directors under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may make or receive investments in companies, solutions or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional share capital may cause shareholders to experience significant dilution of their ownership interests and the per share value of our Class A Common Stock to decline. To date, the Company has issued 17,000,000 shares of common stock under the ELOC Purchase Agreement.

Investors who buy shares at different times will likely pay different prices than White Lion under the ELOC Purchase Agreement with them.

Pursuant to the ELOC Purchase Agreement, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold to White Lion. If and when we do elect to sell shares of our Class A Common Stock to White Lion pursuant to the ELOC Purchase Agreement, after White Lion has acquired such shares, White Lion may resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares from White Lion in this offering at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from White Lion in this offering as a result of future sales made by us to White Lion at prices lower than the prices such investors paid for their shares in this offering.

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

The “corporate opportunities” doctrine provides that directors and officers of a corporation, as part of their duty of loyalty to the corporation and its shareholders, generally have a fiduciary duty to disclose opportunities to the corporation that are related to its business and are prohibited from pursuing those opportunities unless the corporation determines that it is not going to pursue them. Our amended and restated certificate of incorporation waives the corporate opportunities doctrine. It states that, to the extent allowed by law, the doctrine of corporate opportunity, or any other analogous doctrine, shall not apply with respect to us or any of our officers or directors or any of their respective affiliates, in circumstances where the application of any such doctrine would conflict with any fiduciary duties or contractual obligations they may have as of the date of the amended and restated certificate of incorporation or in the future, and we renounce any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us, except, the doctrine of corporate opportunity shall apply with respect to any of our directors or officers with respect to a corporate opportunity that was offered to such person solely in his or her capacity as a director or officer of the company and (i) such opportunity is one that we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (ii) the director or officer is permitted to refer that opportunity to us without violating any legal obligation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation. As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have only begun to conduct comprehensive risk assessments, establish an incident response plan, and engage with external cybersecurity consultants for assessments or services. As of the date of this report, we have adopted an incident response plan which governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our Board of Directors. Our Vice President of Finance and Administration has been designated as the lead for implementing our incident response plan. In addition, in 2024, we acquired a cybersecurity insurance policy. Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners.

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

ITEM 3. LEGAL PROCEEDINGS

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No current director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No current director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No current director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

We are from time to time subject to claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Class A Common Stock and public warrants are currently listed on the NYSE American under the symbol “EONR” and “EONR.WS”, respectively. On September 25, 2026 the closing sale price of our Class A Common Stock was $0.4929 per share.

(b) Holders

As of September 25, 2026, there were approximately 34 holders of record of our Class A Common Stock and there were no holders of record of our Class B Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our shares of Class A Common Stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In January 2025, we issued 200,000 shares to a consultant for services that vested immediately.

In March 2025, we issued 116,100 shares to a consultant for services performed based on a consulting agreement to issued $15,000 of shares per month. In addition, we issued an additional 108,800 shares to the consultant in June 2025 pursuant to the agreement.

In April 2025, we issued 220,000 shares to consultants for services that vested immediately.

In September 2025, we issued 37,500 shares to a consultant for services performed based on a consulting agreement to issued 7,500 of shares per month. In addition, we issued an additional 7,500 shares to the consultant in December 2025 pursuant to the agreement.

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

Overview

We are an independent oil and natural gas company based in Texas and formed in 2017 that is focused on the acquisition, development, exploration, production and divestiture of oil and natural gas properties in the Permian Basin. The Permian Basin is located in west Texas and southeastern New Mexico and is characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. Our properties are in the GJF in Eddy County, New Mexico, and SJF in Lea County, New Mexico which are both in the sub-area of the Permian Basin. LHO focuses primarily on production through waterflooding recovery methods.

Our assets as mentioned above consist of contiguous leasehold positions in the GJF of approximately 13,700 gross (13,700 net) acres with an average working interest of 100%. We operate 100% of the net acreage across the GJF, all of which is net operated acreage of vertical wells with average depths of approximately 3,810 feet. In addition, our SJF has contiguous leasehold positions of approximately 5,400 gross (5,400) acres with an average working interest of 94%. We operate 100% of the net acreage across the SJF assets, all of which is net operated acreage of vertical wells with average depths of approximately 6,000 feet.

Our average daily net production for the year ended December 31, 2025 was 734 barrel of oil equivalent (“BOE”) per day. Our average daily net production for the year ended December 31, 2024, was 798 BOE per day. The decrease in production is due to an increase in well downtime, water injection flowlines that needed repair or replacement, increase in flaring of natural gas, and the conveyance of the 2025 ORRIs on September 9, 2025 with the recapitalization and Farmout funding.

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

The price at which our oil and natural gas production are sold typically reflects either a premium or discount to the New York Mercantile Exchange (“NYMEX”) benchmark price. Thus, our operating results are also affected by changes in the oil price differentials between the applicable benchmark and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the years ended December 31, 2025 and 2024, was $(1.53) and $(1.03) per barrel, respectively. Our natural gas price differential during the years ended December 31, 2025 and 2024, was $(1.64) and $0.08 per one thousand cubic feet (“Mcf”), respectively. Fluctuations in our price differentials and realizations are due to several factors such as gathering and transportation costs, takeaway capacity relative to production levels, regional storage capacity, gain/loss on derivative contracts and seasonal refinery maintenance temporarily depressing demand.

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

Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2025 and 2024.

	For the years ended December 31,
	2025	2024
Average NYMEX Prices (1)
Oil (per Bbl)	$65.46	$76.55
Natural gas (per Mcf)	$3.53	$2.19

(1)	Based on average NYMEX closing prices.

For the year ended December 31, 2025, the average NYMEX oil pricing was $65.46 per barrel of oil or 14% lower than the average NYMEX price per barrel for the year ended December 31, 2024. Our settled derivatives increased our realized oil price per barrel by $2.89 in the year ended December 31, 2025, and decreased our realized oil price per barrel by $1.91 for the year ended December 31, 2024, respectively. Our average realized oil price per barrel after reflecting settled derivatives and location differentials was $66.82 for the year ended December 31, 2025 compared to $73.61 for the year ended December 31, 2024.

The average NYMEX natural gas pricing for the year ended December 31, 2025, was $3.53 per Mcf, or 61% higher than the average NYMEX price per Mcf for the year ended December 31, 2024.

Results of Operations

For the year ended December 31, 2025, 91% and 9% of production volumes from the assets were attributable to crude and natural gas, respectively. As of December 31, 2025, the Company was continuing development of the Seven Rivers waterflood interval and the SJF acquired in June 2025.

The following table sets forth selected operating data for the periods indicated. Average sales prices are derived from accrued accounting data for the relevant period indicated.

	For the year ended December 31, 2025	For the year ended December 31, 2024

Revenues
Crude oil	$15,621,918	$19,298,698
Natural gas and natural gas liquids	268,440	483,486
Gain (loss) on derivative instruments, net	663,010	(850,374)
Other revenue	383,196	487,109
Total revenues	16,936,564	19,418,919

Average sales prices:
Oil (per Bbl)	$63.93	$75.52
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	2.89	(1.91)
Oil net of settled oil derivatives (per Bbl)	66.82	73.61

Natural gas (per Mcf)	1.89	2.27

Realized price on a BOE basis excluding settled commodity derivatives	59.29	67.96
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	2.63	(1.68)
Realized price on a BOE basis including settled commodity derivatives	$61.92	$66.28

Expenses
Production taxes, transportation and processing	1,626,360	1,715,792
Lease operating	10,274,781	8,614,080
Depletion, depreciation and amortization	6,710,092	2,407,098
Accretion of asset retirement obligations	46,426	144,988
General and administrative	12,080,450	10,381,095
Total expenses	30,738,109	23,263,053

Costs and expenses (per BOE):
Production taxes, transportation, and processing	$6.07	$5.89
Lease operating expenses	38.33	29.59
Depreciation, depletion, and amortization expense	25.03	8.27
Accretion of asset retirement obligations	0.17	0.50
General and administrative	45.07	35.66

Net producing wells at period-end	472	342

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes. For the year ended December 31, 2025, our oil and natural gas sales decreased 20% from the year ended December 31, 2024, driven by a 8% decrease in production volumes and a 13% decrease in realized prices, excluding the effect of settled commodity derivatives. The lower average price in the year ended December 31, 2025 compared to the year ending December 31, 2024, was driven by lower average NYMEX oil and natural gas prices during the year. Realized production from oil and gas properties decreased due to increased flaring of natural gas during the current period.

Production for the comparable periods is set forth in the following table:

	For the year ended December 31,
	2025	2024
Production:
Oil (MBbl)	244	256
Natural gas (MMcf)	142	213
Total (MBOE)(1)	268	291

Average daily production:
Oil (Bbl)	669	700
Natural gas (Mcf)	389	585
Total (BOE)(1)	734	798

(1)	Natural gas is converted to BOE at the rate of one-barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Contracts

We enter into commodity derivatives instruments to manage the price risk attributable to future oil production. We recorded a gain on derivative contracts of $663,010 for the year ended December 31, 2025, compared to a loss of $850,374 for the year ended December 31, 2024. Lower commodity prices in the year ended December 31, 2025, resulted in realized gains of $706,073 compared to realized losses of $489,084 for the year ended December 31, 2024. For the year ended December 31, 2025, unrealized losses were $43,063 compared to $361,290 for the year ended December 31, 2024.

For the year ended December 31, 2025, our average realized oil price per barrel after reflecting settled derivatives was $66.82 compared to $73.61 for the year ended December 31, 2024.

As of December 31, 2025, we ended the period with a $63,334 net derivative asset compared to a net asset of $106,397 as of December 31, 2024.

Other Revenue

Other revenue was $383,196 for the year ended December 31, 2025 compared to $487,109 for year ended December 31, 2024. The revenue is related to providing water services to a third party. The contract is for one year starting on September 1, 2022, and has been renewed by mutual agreement.

Lease Operating Expenses

Lease operating expenses were $10,274,781 for the year ended December 31, 2025, compared to $8,614,080 for the year ended December 31, 2024. On a per unit basis, production expenses increased 30% from $29.59 per BOE for the year ended December 31, 2024, to $38.33 per BOE for the year ended December 31, 2025.

Production Taxes, Transportation and Processing

We pay production taxes, transportation and processing costs based on realized oil and natural gas sales. Production taxes, transportation and processing costs were $1,626,360 for the year ended December 31, 2025 compared to were $1,715,792 for the year ended December 31, 2024. As a percentage of oil and natural gas sales, these costs were 10.2% and 8.7% for the years ended December 31, 2025 and 2024 respectively. Production taxes, transportation, and processing as a percent of total oil and natural gas sales are consistent with historical trends.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $6,710,092 as of December 31, 2025, compared to $2,407,098 as of December 31, 2024. DD&A was $25.03 per BOE for the year ended December 31, 2025, compared to $8.27 per BOE for the year ended December 31, 2024. The aggregate increase in DD&A expense for the year ended December 31, 2025 compared to 2024 was driven by a 203% increase in the DD&A rate per BOE, partially offset by a 8% decrease in production levels. The increase in the DD&A rate per BOE was driven by the increase in the oil and gas properties balance due to the development of the Seven Rivers waterflood interval and the decrease in the reserves balance due to the net conveyance of the additional 5% overriding royalty interest to Virtus, along with a change in reserve classification from proved to probable.

Accretion of Asset Retirement Obligations

Accretion expense was $46,426 as of December 31, 2025, compared to $144,988 as of December 31, 2024. Accretion expense was $0.17 per BOE for the year ended December 31, 2025, compared to $0.50 per BOE for the year ended December 31,2024.

The aggregate decrease in accretion expense for the year ended December 31, 2025, compared to the year ended December 31, 2024, was driven was driven by changes in certain assumptions.

General and Administrative

General and administrative expenses were $12,080,450 as of December 31, 2025, compared to $10,381,095 as of December 31, 2024. The increase in general and administrative expenses is primarily due to increased legal and professional fees associated with the transactions closed during the current period, partially offset by decreased stock-based compensation in the current period of $1,067,140 compared to $2,778,991 in the comparative period.

Interest Expense and amortization of debt discount

Interest expense was $4,892,170 for the year ended of December 31, 2025, compared to $7,643,200 for the year ended December 31, 2024. The decrease in interest expense is driven by the decreases in the Private Notes Payable and the Senior Secured Term Loan, along with the eventual settlement of the Senior Term Loan.

During the year ended December 31, 2025, the Company recorded $1,475,191 related to the amortization of financing costs compared to $2,361,627 for the year ended December 31, 2024. These costs are attributable to deferred finance costs paid on the Senior Secured Term Loan, Merchant Cash Advances, convertible notes payable and discounts associated with the Private Notes Payable during 2023.

Change in fair value of forward purchase agreement

The change in fair value of forward purchase agreement consisted of a gain of $561,099 for the year ended December 31, 2024, related to the inputs used in our fair value estimate of the forward purchase agreement put option, primarily the decline in our stock price during the year ended December 31, 2024. The key inputs to the fair value estimate include our stock price, and the likelihood, timing and price of a potential dilutive offering. The forward purchase agreement put option was settled during the year ended December 31, 2024, and therefore no change in fair value was recorded in the year ended December 31, 2025.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities related to the changes in fair value of the embedded conversion option on convertible notes issued, and consisted of a loss of $2,070,278 as of December 31, 2025. The key inputs to the fair value of the derivative liability include our stock price, estimated equity volatility, estimated discount rate and the likelihood, timing and price of a potential dilutive offering.

The change in fair value of derivative liabilities, related party related to the estimated fair value of the Put Option Right, and consisted of a gain of $341,000 as of December 31, 2025, compared to a loss of $746,000 for the year ended December 31, 2024. The key inputs to the fair value of the Put Option Right estimate include our stock price, estimated tenure of the holder as CEO, and an estimated discount rate.

Gain on extinguishment of liabilities

The Company recognized a gain on extinguishment of liabilities of $540,347 during the year ended December 31, 2025, primarily related to the settlement of the Senior Term Loan and other liabilities associated with the Company’s prior acquisition.

Change in fair value of warrant and convertible note liabilities

The change in fair value of warrant liabilities consisted of a loss of $152,490 as of December 31, 2025, compared to $804,004 as of December 31, 2024. The Company also recognized a loss of $131,677 from the change in fair value of its convertible note liabilities during the year ended December 31, 2025.

Liquidity and Capital Resources

Liquidity

Our main sources of liquidity have been internally generated cash flows from operations, credit facility borrowings and equity line financing sales and issuances. Our primary use of capital has been for the development of oil and gas properties, payment to vendors and payment of debt obligations. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.

As of December 31, 2025, we had outstanding debt of $2,161,486 of convertible notes payable, $200,000 from related party notes payable and $1,517,337 from merchant cash advances. A total of $1,617,337 of this is due within one year. As of December 31, 2025, we had $375,036 of cash and cash equivalents on hand and had a working capital deficit of $21,814,454. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company had negative cash flow from operations of $7,645,418 for the year ended December 31, 2025. Additionally, management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A common stock.

We have a three-year equity line ELOC Purchase Agreement with a maximum funding limit of $150,000,000 that can fund our operations and production growth, and can be used to reduce liabilities. Through the date of this filing, we have received $11,130,586 in cash proceeds related to the sale of 17,000,000 shares of common stock under the ELOC Purchase Agreement and expect to continue to utilize it to fund current operational needs. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline from expected levels.

Cash Flows

Sources and uses of cash for the years ended December 31, 2025 and 2024, are as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024

Net cash (used in) provided by operating activities	$(7,645,418)	$3,700,686
Net cash (used in) provided by investing activities	25,261,051	(3,575,062)
Net cash used in financing activities	(20,212,155)	(659,520)
Net change in cash and cash equivalents	$(2,596,522)	$(533,896)

Operating Activities

The change in net cash flow used in operating activities for the year ended December 31, 2025, as compared to 2024 is primarily due to decreased production volumes and market prices for crude oil.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was primarily related to cash proceeds from the sale of the of the 2025 ORRIs and Farmout Agreement for aggregate proceeds of $45,500,000, partially offset by the repurchase of the Pogo ORRI for $13,675,000 in cash, $6,563,949 in development costs for our reserves. Cash flows used in investing activities for the year ended December 31, 2024 consisted primarily of $3,555,062 of cash paid for development costs of our reserves.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2025 were primarily related to the sale of common stock under the Common Stock Purchase Agreement of $8,502,252, proceeds of $3,312,550 from short term notes payable and proceeds of $561,120 from issuance of convertible debt and proceeds of $200,000 from related party loans offset by repayments of the Senior Secured Term Loan and Seller Note of $29,215,898, and repayment of the short term notes payable of $3,572,179. Cash flows used in financing activities for year ended December 31, 2024 were primarily related to repayments of the Senior Secured Term Loan of $3,984,286, short term notes payable of $989,018 and related party notes payable of $62,750, partially offset by $2,628,334 in cash proceeds from sales of common stock under the Common Stock Purchase Agreement, $1,298,200 from the short-term notes payable, and an additional $450,000 in cash proceeds from the related party Notes Payable issued during the year ended December 31, 2024.

Off Balance Sheet Arrangements

As of December 31, 2025 and 2024, the Company did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations

We have contractual commitments under our Convertible Notes Payable which include periodic interest payments. See Note 5 to our consolidated financial statements. We have contractual commitments that may require us to make payments upon future settlement of our commodity derivative contracts. See Note 4 to our consolidated financial statements.

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

Our proved reserve information included in this filing as of December 31, 2025 was prepared by independent petroleum engineers covering 94% of our reserves as of December 31, 2025, while the remaining 6% were developed by our internal reserve engineers. Our proved reserve information included in this filing as of December 31, 2024 was prepared by independent petroleum engineers covering 100% of our reserves. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, proved reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify, positively or negatively, material revisions to the estimate of proved reserves.

It should not be assumed that the standardized measure included as of December 31, 2025, is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the 2025 standardized measure on a twelve-month average of commodity prices on the first day of each month in 2025 and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See Note 13 of notes to the consolidated financial statements for additional information.

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

Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, credit-adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligations, a corresponding adjustment is generally made to the crude oil and natural gas property or other property and equipment balance. See Note 2 of notes to the consolidated financial statements.

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

Derivative Instruments - Hedging

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

Derivative Instruments – Other Financial instruments

We have determined that the Put Option Right is a derivative liability required to be bifurcated from its host instrument. This liability was recorded as a liability at fair value on the consolidated balance sheet as of the reporting date in accordance with ASC 815. The fair value of the liability was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the estimated term to exercise and then discounted back to present. Finally, the value of the Put Option Right is calculated as the average present value over all simulated paths.

We have also determined that conversion options within our convertible notes should be classified as derivative liabilities under ASC 815 and are required to be accounted for at fair value. The fair value of the liability was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the estimated term to exercise and then discounted back to present. We estimate inputs for the fair value approach, including time to maturity, expected volatility, risk free rate and a continuous discount rate. The value of the embedded conversion options are calculated as the average present value over all simulated paths.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Controller (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Controller (Principal Accounting Officer) concluded that, our disclosure controls and procedures were not effective related to the lack of sufficient accounting personnel to manage the Company’s financial accounting process including lack of proper preparation and review of account reconciliations, lack of segregation of duties, proper accounting for complex financial instruments and lack of design and implementation of controls related to oil and gas activities which constituted material weaknesses in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that deficiencies in internal control over financial reporting existed relating to the lack of sufficient accounting personnel to manage the Company’s financial accounting process including lack of proper preparation and review of account reconciliations, lack of segregation of duties, proper accounting for complex financial instruments and lack of design and implementation of controls related to oil and gas activities constituted material weaknesses as defined in the SEC regulations.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025 due to the material weaknesses in our internal control over financial reporting described above.

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

This Report does not include an attestation report on internal control over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Board of Directors consists of five directors. Three of the five directors are independent. Our current directors and executive officers are as follows:

Name	Age	Title
Dante Caravaggio	69	Chief Executive Officer, President and Director
Mitchell B. Trotter	67	Chief Financial Officer and Director
David M. Smith	71	General Counsel and Secretary
Joseph V. Salvucci Sr	70	Director and Chairman
Joseph V. Salvucci Jr.	41	Director
Kyle Bulpitt	33	Director

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

Mitchell B. Trotter — Chief Financial Officer and Director. Mr. Trotter joined the company and has served as our Senior Vice President of Finance since October 2022 and became Chief Financial Officer and Director in November 2023. Mr. Trotter has 41 years of experience beginning his career in 1981 as an auditor with Coopers & Lybrand for seven years. He then served as CFO of two private investor backed private companies where the first was in real estate development and the latter in the engineering and construction industry. For the next 30 years, Mr. Trotter served in various CFO and Controller positions with three publicly traded companies in the engineering and construction services industry which were: Earth Tech to 2002; Jacobs Engineering to 2017; and AECOM to 2022. In those roles Mr. Trotter managed up to 400 plus staff across six continents supporting global operations with clients in multiple industries across private, semi-public and public sectors. Mr. Trotter earned his BS Accounting from Virginia Tech in 1981 and his MBA from Virginia Commonwealth University in 1994. His professional credentials are: Certified Public Accountant in Virginia; Certified Management Accountant; and Certified in Financial Management.

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

Kyle Bulpitt — Independent Director. Mr. Bulpitt joined the board of directors and is the chair of the audit committee since January 2026. Mr. Bulpitt is a petroleum engineer and has extensive experience in the oil and gas industry in the areas of financial analysis for debt and equity financing, acquisitions and divestitures, financial modeling, Asset Backed Securitization issuances, field economic and development modeling, and petroleum reserves analysis. He is currently the Executive Vice President for Corporate Development at Aethel Energy, a newly formed General Catalyst Energy Transformation Company. At Aethel, he leads all corporate development activities related to acquisition and divestiture efforts, overseeing technical, financial and commercial evaluation of acquisition and divestiture opportunities. Mr. Bulpitt led the underwriting efforts on their initial $400 million acquisition. He also oversees the reserves process across all operated and non-operated assets, managing internal engineers and third-party reserve firms. Mr. Bulpitt was a reservoir engineer with ConocoPhillips. Over his five years with them, he performed various roles including: resources assessments; long range portfolio planning; field development modeling; analyzed asset scheduling, production and cost to optimize long term program performance; completed field economic and development model for asset divestiture; and other petroleum reserve analysis and actions. . He graduated from Texas A&M University in 2014 with a Bachelor of Science in Petroleum Engineering, Magna Cum Laude.

Family Relationships

There are no family relationships between any of our officers and directors, except that Mr. Joseph V. Salvucci, Sr. and Mr. Joseph V. Salvucci, Jr. are father and son, respectively.

Number and Terms of Office of Officers and Directors

Our board of directors has five directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The class I directors consist of Dante Caravaggio and Joseph V. Salvucci, Jr., and their term will expire at the annual meeting of stockholders in even-numbered years. The class II directors consist of Mitchell Trotter, Kyle Bulpitt, and Joseph V. Salvucci, Sr. and their term will expire at the annual meeting of stockholders in odd-numbered years.

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

Director Independence

The NYSE American listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Of the current members of our board of directors, Messrs. Salvucci Sr., Salvucci Jr., and Kyle Bulpitt are each considered an “independent director” under the NYSE American listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

The standing committees of our Board of Directors consist of an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”), and a Nominating and Corporate Governance Committee (the “Nominating Committee”). The Audit Committee, Compensation Committee, and the Nominating Committee report to the Board of Directors.

Audit Committee

The members of our Audit Committee are Messrs. Bulpitt and Salvucci Sr., and Mr. Bulpitt serves as chairman of the Audit Committee. As a smaller reporting company under the NYSE American listing standards, we are required to have at least two members on the Audit Committee. The rules of the NYSE American and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each of Messrs. Salvucci Sr. and Bulpitt qualifies as an independent director under applicable rules. Each member of the Audit Committee is financially literate and our board of directors has determined that Mr. Bulpitt qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

The members of our Compensation Committee are Messrs. Salvucci Sr., Salvucci, Jr., and Bulpitt. Mr. Salvucci, Jr. serves as chairman of the Compensation Committee. Under the NYSE American listing standards and applicable SEC rules, we are required to have at least two members on the Compensation Committee, all of whom must be independent.

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

Nominating and Corporate Governance Committee

The members of our Nominating Committee are Messrs. Bulpitt, Salvucci Sr. and Salvucci Jr. Mr. Salvucci Jr. serves as chair of Nominating Committee.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. The Code of Ethics is available on our website accessible at https://eon-r.com/. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

Our board of directors has adopted an Insider Trading Policy which prohibits trading based on “material, nonpublic information” regarding our company or any company whose securities are listed for trading or quotation in the United States. The policy covers all officers and directors of the company and its subsidiaries, all other employees of the company and its subsidiaries, and consultants or contractors to the company or its subsidiaries who have or may have access to material non-public information and members of the immediate family or household of any such person. The policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE listing standards. The policy is filed as an exhibit to this Annual Report on Form 10-K.

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

Timing of Option Awards

We provide the following discussion of the timing of option awards in relation to the disclosure of material nonpublic information, as required by Item 402(x) of Regulation S-K. We have no policy or practice regarding option grant timing because we do not grant, and have not granted, options to our NEOs. We have not timed the disclosure of material nonpublic information to affect the value of executive compensation. During 2025, we did not grant any stock options to the NEOs during any period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K disclosing material non-public information (other than a current report on Form 8-K disclosing a material new stock option award under Item 5.02(e) of such Form 8-K), and ending one business day after the filing or furnishing of such report with the SEC.

Executive Officers

Our executive officers are:

Name	Position	Age
Dante Caravaggio	Chief Executive Officer	69
Mitchell B. Trotter	Chief Financial Officer	67
David M. Smith	General Counsel and Secretary	71

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in 2025, except for one late Form 4 filing for each of Mitchell Trotter, Joseph Salvucci, Sr., Mark Williams, and Byron Blount, which all such filings have been made as of the date of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned during the years ended December 31, 2025 and 2024 by our principal executive officers and our two other most highly compensated executive officers as of the end of December 31, 2025 (“NEOs”).

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary(4)	Bonus	Stock Awards (1,2)	Option Awards(3)	Non-equity Incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Dante Caravaggio	2025	275,000	50,000	87,250	-	-	-	-	412,250
Chief Executive Officer and President	2024	250,000	-	96,000	118,285	-	-	20,100	484,385

Mitchell B. Trotter	2025	275,000	50,000	87,250	-	-	-	-	412,250
Chief Financial Officer	2024	250,000	-	96,000	78,857	-	-	4,448	429,305

David M. Smith	2025	275,000	50,000	87,250	-	-	-	-	412,250
General Counsel and Secretary	2024	250,000	-	96,000	78,857	-	-	20,100	444,957

(1)	The fair value of the 2024 stock awards to Messrs. Caravaggio, Trotter and Smith were based on the closing price of the Company’s Class A Common Stock on March 4, 2024 in accordance with FASB ASC 718.
(2)

The fair value of the 2025 stock awards to Messrs. Caravaggio, Trotter and Smith were based on the closing price of the Company’s Class A Common Stock on September 4, 2025 in accordance with FASB ASC 718.

(3)	The fair value of the option awards to Messrs. Caravaggio, Trotter and Smith were estimated under FASB ASC 718 using a Black-Scholes Option Pricing Model and the following assumptions: (1) expected volatility of 110.42% based on a group of comparable peer companies; (2) an exercise price of $2.02; (3) a stock price of $2.02 based on the closing price of the Company’s Class A Common Stock on the grant date of March 12, 2024; (4) an expected term of 4.5 years; (5) a risk-free rate of 4.26%; and (6) a dividend rate of 0%.

(4)	Salary reflects the annual base salary earned under each named executive officer’s employment agreement and includes amounts earned but deferred and not paid during the year — $151,000 for each of Messrs. Caravaggio, Trotter and Smith in 2025, and $146,000 for each of them in 2024. During the three months ended March 31, 2026, an aggregate of $3,446,454 of deferred salary and bonuses was restructured into promissory notes, as described in Note 12 to the consolidated financial statements.

Narrative Disclosures Regarding Compensation; Employment Agreements

Dante Caravaggio

Effective December 18, 2023, we entered into an employment agreement (the “Caravaggio Employment Agreement”) with Dante Caravaggio, pursuant to which he serves as our Chief Executive Officer, President, and a member of our board of directors. The Caravaggio Employment Agreement is on our standard form for executives, and provides that we pay to Mr. Caravaggio an annual base salary of $275,000. In addition, we agreed to issue a one-time Equity Sign-On Incentive to Mr. Caravaggio under the 2023 HNR Acquisition Corp Omnibus Incentive Plan (the “2023 Plan”), which consists of restricted stock units (“RSUs”), equal to 200% of base salary divided by $10 (i.e. 50,000 RSUs), subject to time-based vesting as follows: 1/3 on the first anniversary of the date of grant, 1/3 on the second anniversary of the date of grant, and 1/3 on the third anniversary of the date of grant, so long as Mr. Caravaggio continues to provide service through such vesting date. As of December 31, 2023, the RSUs had not yet been granted to Mr. Caravaggio. Mr. Caravaggio will be permitted to participate in any broad-based retirement, health and welfare plans that will be offered to all of our employees.

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

Mitchell B. Trotter

Effective November 15, 2023, we entered into an employment agreement (the “Trotter Employment Agreement”) with Mitchell B. Trotter, pursuant to which he serves as our Chief Financial Officer and a member of our board of directors. The Trotter Employment Agreement is on our standard form for executives, and provides that we pay to Mr. Trotter an annual base salary of $275,000. In addition, we agreed to issue a one-time Equity Sign-On Incentive to Mr. Trotter under the 2023 Plan, which consists of RSUs equal to 200% of base salary divided by $10 (i.e. 50,000 RSUs), subject to time-based vesting as follows: 1/3 on the first anniversary of the date of grant, 1/3 on the second anniversary of the date of grant, and 1/3 on the third anniversary of the date of grant so long as Mr. Trotter continues to provide service through such vesting date. As of December 31, 2023, the RSUs had not yet been granted to Mr. Trotter. Mr. Trotter will be permitted to participate in any broad-based retirement, health and welfare plans that will be offered to all of our employees.

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

David M. Smith

Effective November 15, 2023, we entered into an employment agreement (the “Smith Employment Agreement”) with David M. Smith, pursuant to which he serves as our General Counsel and Secretary. The Smith Employment Agreement is on our standard form for executives, and provides that we pay to Mr. Smith an annual base salary of $275,000. Pursuant to the Smith Employment Agreement, if we terminate Mr. Smith’s employment without Cause (as defined in the Smith Employment Agreement) or Mr. Smith terminates his employment for Good Reason (as defined in the Smith Employment Agreement), then Mr. Smith will be entitled to: (i) any accrued obligations as of the date of termination, including base salary, PTO and holidays, and continued benefits required by our employee benefit plans; (ii) continued base salary for 12 months following the date of termination, paid in accordance with our payroll practices; (iii) the total monthly cost of coverage for Mr. Smith and his covered dependents under COBRA, if elected; and (iv) full vesting in all equity grants as of the date of termination. To receive such severance benefits, Mr. Smith will be required to execute a non-competition agreement, non-solicitation agreement, or confidentiality agreement or invention assignment agreement and release of claims.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding the outstanding equity awards held by our Named Executive Officers as of December 31, 2025:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dante Caravaggio	25,000	-	50,000	2.02	March 11, 2034	-	-	16,666	$6,333
Mitchell B. Trotter	16,667	-	33,333	2.02	March 11, 2034	-	-	16,666	$6,333
David M. Smith	16,667	-	33,333	2.02	March 11, 2034	-	-	16,666	$6,333

Option Re-pricings

We have not engaged in any option re-pricings or other modifications to any of our outstanding equity awards to our NEOs during fiscal years 2025 and 2024.

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

Nonqualified Deferred Compensation

During the years ended December 31, 2025 and 2024, our NEOs deferred a portion of their salaries not paid by us during the years 2025 and 2024, as disclosed in the table above. Such payments were deferred because timely payments further jeopardize our ability to continue as a going concern. We intend to make such payments as soon as we are able.

Omnibus Equity Incentive Plan

On November 15, 2023, we adopted the 2023 Plan and on September 4, 2025, we adopted the EON Resources Inc. 2025 Omnibus Incentive Plan (the “2025 Plan”), which the material terms of each are described below.

2023 Plan

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

Effective Date and Term. The 2023 Plan is effective as of November 15, 2023 and will terminate automatically at 11:59PM ET on the day before the 10th anniversary of the effective date, unless earlier terminated by our board of directors or in accordance with the terms of the 2023 Plan.

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

In general, a “change in control” means:

●	a transaction or series of related transactions whereby a person or group (other than the company or any of our affiliates) becomes the beneficial owner of 50% or more of the total voting power of the our voting stock on a fully diluted basis;

●	individuals who constitute our board of directors, cease to constitute a majority of the members of our board of directors then in office;

●	a merger or consolidation of the company, other than any such transaction in which the holders of our voting stock immediately prior to the transaction own directly or indirectly at least a majority of the voting power of the surviving entity immediately after the transaction;

●	a sale of substantially all of our assets to another person or entity; or

●	the consummation of a plan or proposal for the dissolution or liquidation of the company.

2025 Plan

Purpose and Eligibility. The purpose of the 2025 Plan is (i) to provide eligible persons with an incentive to contribute to our success and to operate and manage our business in a manner that will provide for our long-term growth and profitability and that will benefit our stockholders and other important stakeholders, including our employees and customers, and (ii) to provide a means of recruiting, rewarding, and retaining key personnel.

Equity awards may be granted under the 2025 Plan to officers, directors, including non-employee directors, other employees, advisors, consultants or other service providers of the company or our subsidiaries or other affiliates, and to any other individuals who are approved by the Compensation Committee as eligible to participate in the 2025 Plan. Only our employees or employees of our corporate subsidiaries are eligible to receive incentive stock options.

Effective Date and Term. The 2025 Plan became effective as of September 4, 2025, and will terminate automatically at 11:59PM ET on the day before the 10th anniversary of the such date, unless earlier terminated by our board of directors or in accordance with the terms of the 2025 Plan.

Administration, Amendment and Termination. The 2025 Plan will generally be administered by the Compensation Committee. Except where the authority to act on such matters is specifically reserved to the full board of directors under the 2025 Plan or applicable law, the Compensation Committee will have full power and authority to interpret and construe all provisions of the 2025 Plan, any award, and any award agreement, and take all actions and to make all determinations required or provided for under the 2025 Plan, any award, and any award agreement, including the authority to:

●	designate grantees of awards;

●	determine the type or types of awards to be made to a grantee;

●	determine the number of shares of Class A Common Stock subject to an award or to which an award relates;

●	establish the terms and conditions of each award;

●	prescribe the form of each award agreement;

●	subject to limitations in the 2025 Plan (including the prohibition on repricing of options or share appreciation rights without stockholder approval), amend, modify, or supplement the terms of any outstanding award; and

●	make substitute awards.

The Board of Directors is also authorized to appoint one or more committees of the Board of Directors consisting of one or more directors who need not meet the independence requirements under the listing rules of any stock exchange on which Class A Common Stock is listed for certain limited purposes permitted by the 2025 Plan, and to the extent permitted by applicable law, the Compensation Committee is authorized to delegate authority to the Chief Executive Officer and/or any other officers of the company for certain limited purposes permitted by the 2025 Plan. The Board of Directors will retain the authority under the 2025 Plan to exercise any or all of the powers and authorities related to the administration and implementation of the 2025 Plan.

The Board of Directors may amend, suspend, or terminate the 2025 Plan at any time; provided that with respect to awards that are granted under the 2025 Plan, no amendment, suspension or termination may materially impair the rights of the award holder without such holder’s consent. No such action may amend the 2025 Plan without the approval of stockholders if the amendment is required to be submitted for stockholder approval by the Board of Directors, the terms of the 2025 Plan, or applicable law.

Awards. Awards under the 2025 Plan may be made in the form of:

●	stock options, which may be either incentive stock options or nonqualified stock options;

●	SARs;

●	restricted stock;

●	restricted stock units;

●	dividend equivalent rights;

●	performance awards, including performance shares;

●	other equity-based awards; or

●	cash.

An incentive stock option is an option that meets the requirements of Section 422 of the Code, and a nonqualified stock option is an option that does not meet those requirements. A SAR is a right to receive upon exercise, in the form of stock, cash or a combination of stock and cash, the excess of the fair market value of one share on the exercise date over the exercise price of the SAR. Restricted stock is an award of common stock subject to restrictions over restricted periods that subject the shares to a substantial risk of forfeiture, as defined in Section 83 of the Code. A restricted stock unit or deferred stock unit is an award that represents a conditional right to receive shares in the future and that may be made subject to the same types of restrictions and risk of forfeiture as restricted stock. Dividend equivalent rights are awards entitling the grantee to receive cash, shares, other awards under the 2025 Plan or other property equal in value to dividends or other periodic payments paid or made with respect to a specified number of shares of stock. Performance awards are awards made subject to the achievement of one or more performance goals over a performance period established by the Compensation Committee. Other equity-based awards are awards representing a right or other interest that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to stock, other than an option, SAR, restricted stock, restricted stock unit, unrestricted stock, dividend equivalent right, or a performance award.

The 2025 Plan provides that each award will be evidenced by an award agreement, which may specify terms and conditions of the award that differ from the terms and conditions that would otherwise apply under the 2025 Plan in the absence of the different terms and conditions in the award agreement. In the event of any inconsistency between the 2025 Plan and an award agreement, the provisions of the 2025 Plan will control.

Awards under the 2025 Plan may be granted alone or in addition to, in tandem with, or in substitution or exchange for any other award under the 2025 Plan, other awards under another compensatory plan of the company or any of our affiliates (or any business entity that has been a party to a transaction with the company or any of our affiliates), or other rights to payment from the company or any of our affiliates. Awards granted in addition to or in tandem with other awards may be granted either at the same time or at different times.

The Compensation Committee may permit or require the deferral of any payment pursuant to any award into a deferred compensation arrangement, which may include provisions for the payment or crediting of interest or dividend equivalent rights, in accordance with rules and procedures established by the Compensation Committee. Awards under the 2025 Plan generally will be granted for no consideration other than past services by the grantee of the award or, if provided for in the award agreement or in a separate agreement, the grantee’s promise to perform future services to the company or one of our subsidiaries or other affiliates.

Forfeiture; Recoupment. We may reserve the right in an award agreement to cause a forfeiture of the gain realized by a grantee with respect to an award on account of actions taken by, or failed to be taken by, such grantee in violation or breach of, or in conflict with, any employment agreement, non-competition agreement, agreement prohibiting solicitation of employees or clients of the company or any affiliate, confidentiality obligations with respect to the company or any affiliate, or otherwise in competition with the company or any affiliate, to the extent specified in such award agreement. If the grantee is an employee and is terminated for “Cause” (as defined in the 2025 Plan), the Compensation Committee may annul the grantee’s award as of the date of the grantee’s termination.

In addition, any award granted pursuant to the 2025 Plan will be subject to mandatory repayment by the grantee to the company to the extent (i) set forth in the 2025 Plan or in an award agreement, or (ii) the grantee is or becomes subject to our clawback policy, or any applicable laws which impose mandatory recoupment.

Shares Subject to the 2025 Plan. Subject to adjustment as described below, the maximum number of shares of Class A Common Stock reserved for issuance under the 2025 Plan is equal to 4,587,007 shares of Class A Common Stock. The maximum number of shares of Class A Common Stock available for issuance pursuant to incentive stock options granted under the 2025 Plan will be the same as the total number of shares of Class A Common Stock reserved for issuance under the 2025 Plan. Shares issued under the 2025 Plan may be authorized and unissued shares, or treasury shares, or a combination of the foregoing.

Any shares covered by an award, or portion of an award, granted under the 2025 Plan that are not purchased or forfeited or canceled, or expire or otherwise terminate without the issuance of shares or are settled in cash in lieu of shares, will again be available for issuance under the 2025 Plan.

Shares subject to an award granted under the 2025 Plan will be counted against the maximum number of shares reserved for issuance under the 2025 Plan as one share for every one share subject to such an award. In addition, at least the target number of shares of stock issuable under a performance award will be counted against the maximum number of shares reserved for issuance under the 2025 Plan as of the grant date, but such number will be adjusted to equal the actual number of shares of stock issued upon settlement of the performance award to the extent different from such number initially counted against the share reserve.

The number of shares available for issuance under the 2025 Plan will not be increased by the number of shares of Class A Common Stock: (i) tendered or withheld or subject to an award surrendered in connection with the purchase of shares upon exercise of an option; (ii) that were not issued upon the net settlement or net exercise of a stock-settled SAR, (iii) deducted or delivered from payment of an award in connection with our tax withholding obligations; or (iv) purchased by us with proceeds from option exercises.

Options. The 2025 Plan authorizes the Compensation Committee to grant incentive stock options (under Section 422 of the Code) and options that do not qualify as incentive stock options. An option granted under the 2025 Plan will be exercisable only to the extent that it is vested. Each option will become vested and exercisable at such times and under such conditions as the Compensation Committee may approve consistent with the terms of the 2025 Plan. No option may be exercisable more than ten years after the option grant date, or five years after the option grant date in the case of an incentive stock option granted to a “ten percent stockholder” (as defined in the 2025 Plan); provided that, to the extent deemed necessary or appropriate by the Compensation Committee to reflect differences in local law, tax policy, or custom with respect to any option granted to a grantee who is a foreign national or is a natural person who is employed outside of the United States, such option may terminate, and all rights to purchase shares of stock thereunder may cease, upon the expiration of a period longer than ten (10) years from the date of grant of such option as the Compensation Committee shall determine. The Compensation Committee may include in the option agreement provisions specifying the period during which an option may be exercised following termination of the grantee’s service. The exercise price of each option will be determined by the Compensation Committee, provided that the per share exercise price will be equal to or greater than 100% of the fair market value of a share of Class A Common Stock on the grant date (other than as permitted for substitute awards). If we were to grant incentive stock options to any ten percent stockholder, the per share exercise price will not be less than 110% of the fair market value of a share of Class A Common Stock on the grant date.

Incentive stock options and nonqualified stock options are generally non-transferable, except for transfers by will or the laws of descent and distribution. The Compensation Committee may, in its discretion, determine that a nonqualified stock option may be transferred to family members by gift or other transfers deemed not to be for value.

Share Appreciation Rights.    The 2025 Plan authorizes the Compensation Committee to grant SARs that provide the recipient with the right to receive, upon exercise of the SAR, cash, Class A Common Stock, or a combination of the two. The amount that the recipient will receive upon exercise of the SAR generally will equal the excess of the fair market value of shares of Class A Common Stock on the date of exercise over the fair market value of shares of Class A Common Stock on the grant date. SARs will become exercisable in accordance with terms determined by the Compensation Committee. SARs may be granted in tandem with an option grant or independently from an option grant. The term of a SAR cannot exceed ten (10) years from the date of grant. The per share exercise price of a SAR will be no less than the fair market value of one share of Class A Common Stock on the grant date of such SAR.

SARs will be nontransferable, except for transfers by will or the laws of descent and distribution. The Compensation Committee may determine that all or part of a SAR may be transferred to certain family members of the grantee by gift or other transfers deemed not to be for value.

Fair Market Value.    For so long as the Class A Common Stock remains listed on NYSE American, the fair market value of the Class A Common Stock on an award’s grant date, or on any other date for which fair market value is required to be established under the 2025 Plan, will be the closing price of the Class A Common Stock as reported on NYSE American on such date. If there is no such reported closing price on such date, the fair market value of the Class A Common Stock will be the closing price of the Class A Common Stock as reported on such market on the next preceding date on which any sale of Class A Common Stock will have been reported.

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

Restricted Stock; Restricted Stock Units.    The 2025 Plan authorizes the Compensation Committee to grant restricted stock and restricted stock units. Subject to the provisions of the 2025 Plan, the Compensation Committee will determine the terms and conditions of each award of restricted stock and restricted stock units, including the restricted period for all or a portion of the award, the restrictions applicable to the award, and the purchase price, if any, for the shares of stock subject to the award. The restrictions, if any, may lapse over a specified period of time or through the satisfaction of conditions, in installments or otherwise, as the Compensation Committee may determine. A grantee of restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote the shares and receive dividends or distributions on the shares, except to the extent limited by the Compensation Committee. The Compensation Committee may provide in an award agreement evidencing a grant of restricted stock that (a) cash dividend payments or distributions paid on restricted stock will be reinvested in shares of stock, which may or may not be subject to the same vesting conditions and restrictions as applicable to such shares of restricted stock or (b) any dividend payments or distributions declared or paid on shares of restricted stock will only be made or paid upon satisfaction of the vesting conditions and restrictions applicable to such shares of restricted stock. Dividend payments or distributions declared or paid on shares of restricted stock which vest or are earned based on upon the achievement of performance goals will not vest unless such performance goals for such shares of restricted stock are achieved, and if such performance goals are not achieved, the grantee of such shares of restricted stock will promptly forfeit and, to the extent already paid or distributed, repay to us such dividend payments or distributions. Grantees of restricted stock units and deferred stock units will have no voting or dividend rights or other rights associated with share ownership, although the Compensation Committee may award dividend equivalent rights on such units.

During the restricted period, if any, when restricted stock and restricted stock units are non-transferable or forfeitable, a grantee is prohibited from selling, transferring, assigning, pledging, exchanging, hypothecating, or otherwise encumbering or disposing of the grantees’ restricted stock and restricted stock units.

Dividend Equivalent Rights. The 2025 Plan authorizes the Compensation Committee to grant dividend equivalent rights. Dividend equivalent rights may be granted independently or in connection with the grant of any equity-based award, except that no dividend equivalent right may be granted in connection with, or related to an option or SAR. Dividend equivalent rights may be paid currently (with or without being subject to forfeiture or a repayment obligation) or may be deemed to be reinvested in additional shares of stock or awards which may thereafter accrue additional dividend equivalent rights (with or without being subject to forfeiture or a repayment obligation) and may be payable in cash, common shares, or a combination of the two. Dividend equivalent rights granted as a component of another award may (a) provide that such dividend equivalent right will be settled upon exercise, settlement, or payment of, or lapse of restriction on, such other award and that such dividend equivalent will expire or be forfeited or annulled under the same conditions as such award or (b) contain terms and conditions which are different from the terms and conditions of such other award, provided that dividend equivalent rights credited pursuant to a dividend equivalent right granted as a component of another award which vests or is earned based on the achievement of performance goals will not vest unless such performance goals for such underlying award are achieved, and if such performance goals are not achieved, the grantee of such dividend equivalent right will promptly forfeit and, to the extent already paid or distributed, repay to us payments or distributions made in connection with such dividend equivalent rights.

Performance Awards. The 2025 Plan authorizes the Compensation Committee to grant performance awards. The Compensation Committee will determine the applicable performance period, the performance goals, and such other conditions that apply to the performance award. Any performance measures may be used to measure the performance of the company and our subsidiaries and other affiliates as a whole or any business unit of the company, our subsidiaries, and/or our affiliates or any combination thereof, as the Compensation Committee may deem appropriate, or any performance measures as compared to the performance of a group of comparable companies, or published or special index that the Compensation Committee deems appropriate. Performance goals may relate to our financial performance or the financial performance of our operating units, the grantee’s performance, or such other criteria determined by the Compensation Committee. If the performance goals are met, performance awards will be paid in cash, shares of stock, other awards, or a combination thereof.

Other Equity-Based Awards.  The 2025 Plan authorizes the Compensation Committee to grant other types of stock-based awards under the 2025 Plan. The terms and conditions that apply to other equity-based awards are determined by the Compensation Committee.

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

Change in Capitalization.    The Compensation Committee may adjust the terms of outstanding awards under the 2025 Plan to preserve the proportionate interests of the holders in such awards on account of any recapitalization, reclassification, share split, reverse share split, spin-off, combination of share, exchange of shares, share dividend or other distribution payable in capital shares, or other increase or decrease in such shares effected without receipt of consideration by the company. The adjustments will include proportionate adjustments to (i) the number and kind of shares subject to outstanding awards and (ii) the per share exercise price of outstanding options or SARs.

Transaction not Constituting a Change in Control.    If the company is the surviving entity in any reorganization, merger, or consolidation with one or more other entities which does not constitute a “change in control” (as defined in the 2025 Plan), any awards will be adjusted to pertain to and apply to the securities to which a holder of the number of common shares subject to such award would have been entitled immediately after such transaction, with a corresponding proportionate adjustment to the per share price of options and SARs so that the aggregate price per share of each option or SAR thereafter is the same as the aggregate price per share of each option or SAR subject to the option or SAR immediately prior to such transaction. Further, in the event of any such transaction, performance awards (and the related performance measures if deemed appropriate by the Compensation Committee) will be adjusted to apply to the securities that a holder of the number of Class A Common Stock subject to such performance awards would have been entitled to receive following such transaction.

Effect of a Change in Control in which Awards are not Assumed.    Except as otherwise provided in the applicable award agreement, in another agreement with the grantee, or as otherwise set forth in writing, upon the occurrence of a change in control in which outstanding awards are not being assumed or continued, the following provisions will apply to such awards, to the extent not assumed or continued:

●	Immediately prior to the occurrence of such change in control, in each case with the exception of performance awards, all outstanding shares of restricted stock and all restricted stock units, and dividend equivalent rights will be deemed to have vested, and all shares of stock and/or cash subject to such awards will be delivered; and either or both of the following two actions will be taken:

●	At least 15 days prior to the scheduled consummation of such change in control, all options and SARs outstanding will become immediately exercisable and will remain exercisable for a period of 15 days. Any exercise of an option or SAR during this 15-day period will be conditioned on the consummation of the applicable change in control and will be effective only immediately before the consummation thereof, and upon consummation of such change in control, the 2025 Plan and all outstanding but unexercised options and SARs will terminate, with or without consideration as determined by the Compensation Committee in its sole discretion; and/or

●	The Compensation Committee may elect, in its sole discretion, to cancel any outstanding awards of options, SARs, restricted stock, restricted stock units, and/or dividend equivalent rights and pay or deliver, or cause to be paid or delivered, to the holder thereof an amount in cash or capital stock having a value (as determined by the Compensation Committee acting in good faith), in the case of restricted stock, restricted stock units, deferred stock units, and dividend equivalent rights (for shares of stock subject thereto), equal to the formula or fixed price per share paid to holders of shares of stock pursuant to such change in control and, in the case of options or SARs, equal to the product of the number of shares of stock such subject to such options or SARs multiplied by the amount, if any, which (i) the formula or fixed price per share paid to holders of shares of stock pursuant to such change in control exceeds (ii) the option price or SAR price applicable to such options or SARs.

●	For performance awards, if less than half of the performance period has lapsed, such awards will be treated as though the target performance thereunder has been achieved. If at least half of the performance period has lapsed, such performance awards will be earned, as of immediately prior to but contingent on the occurrence of such change in control, based on the greater of (i) deemed achievement of target performance or (ii) determination of actual performance as of a date reasonably proximate to the date of consummation of the change in control as determined by the Compensation Committee, in its sole discretion.

●	Other Equity-Based Awards will be governed by the terms of the applicable award agreement.

Effect of a Change in Control in which Awards are Assumed.    Except as otherwise provided in the applicable award agreement, in another agreement with the grantee, or as otherwise set forth in writing, upon the occurrence of a change in control in which outstanding awards are being assumed or continued, the following provisions will apply to such awards, to the extent not assumed or continued: The 2025 Plan and the options, SARs, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based equity awards granted under the 2025 Plan will continue in the manner and under the terms so provided in the event of any change in control to the extent that provision is made in writing in connection with such change in control for the assumption or continuation of such awards, or for the substitution for such awards of new options, SARs, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards relating to the capital stock of a successor entity, or a parent or subsidiary thereof, with appropriate adjustment as to the number of shares and exercise price of options and SARs.

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

Compensation of Directors

The following Director Compensation Table sets forth information concerning compensation for services rendered by our independent directors for fiscal year 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Kyle Bulpitt(1)	$-	$-	$-	$-	$-
Joseph Salvucci, Jr.(2)	110,000	8,725	-	-	118,725
Joseph Salvucci, Sr. (3)	125,000	8,725	-	-	133,725
Total:	$235,000	$17,450	$-	$-	$252,450

(1)	Mr. Bulpitt was appointed to serve as a member of the Board of Directors in January 2026.

(2)	Mr. Salvucci, Jr. was appointed to serve as a member of the Board of Directors in December 2021.

(3)	Mr. Salvucci, Sr. was appointed to serve as a member of the Board of Directors in December 2021.

Mr. Bulpitt annualized fees are $100,000 and he commenced earning the fees on January 26, 2026. Messrs. Caravaggio and Trotter have not been included in the Director Compensation Table because they were NEOs of our company for all of our 2025 fiscal year, and all compensation paid to or earned by each of them during our 2025 fiscal year is reflected in the Summary Compensation Table above.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of Class A Common Stock as of March 31, 2026 by:

●	each person who is the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock;

●	each of the Company’s named executive officers and directors; and

●	all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of March 31, 2026. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of March 31, 2026 or subject to restricted stock units that vest within 60 days of March 31, 2026 are considered outstanding and beneficially owned by the person holding such warrants, options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Shares issuable pursuant to the exchange of OpCo Class B Units listed in the table below are represented in shares of Class A Common Stock.

Except as described in the footnotes below and subject to applicable community property laws and similar laws, the Company believes that each person listed above has sole voting and investment power with respect to such shares.

The beneficial ownership of EON securities is based on (i) 55,421,528 of Class A Common Stock issued and outstanding as of March 31, 2026, and (ii) no shares of Class B Common Stock issued and outstanding as of March 31, 2026.

Name and Address of Beneficial Owners(1)	Number of Shares	% of Total Voting Power
Directors and officers:
Kyle Bulpitt(2)	10,000	*	%
Dante Caravaggio(3)	628,107	1.1%
Joseph V. Salvucci, Sr.(4)	2,371,787	4.3%
Joseph V. Salvucci, Jr.(5)	381,550	*	%
Mitchell B. Trotter(6)	391,056	*	%
David M. Smith(7)	344,168	*	%

All directors and executive officers after as a group (6 persons)	4,126,668	7.4%

*	Less than one percent (1%)

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 3730 Kirby Drive, Suite 1200, Houston, Texas 77098.

(2)	Consists of 10,000 shares of Class A Common Stock held by Mr. Bulpitt.
(3)	Consists of (1) 16,400 shares of Class A Common Stock held by Mr. Caravaggio, (2) 460,040 shares of Class A Common Stock held by Dante Caravaggio, LLC, of which Mr. Caravaggio has voting and dispositive control over the shares held by such entity, (3) 50,000 shares of Class A Common Stock held by Donna Caravaggio, the wife of Mr. Caravaggio (4) 51,667 shares underlying vested RSUs, and (5) 50,000 shares underlying vested common stock options.

(4)	Consists of (1) 1,000,000 shares of Class A Common Stock held by Mr. Salvucci, Sr. (2)1,232,621 shares of Class A Common Stock held by JVS Alpha Property, LLC, over which Mr. Salvucci, Sr. has voting and dispositive control, and (3) 139,166 shares underlying vested RSUs.

(5)	Consists of (1) 244,384 shares of Class A Common Stock held directly by Mr. Salvucci, Jr., and (2) 137,166 shares underlying vested RSUs.

(6)	Consists of (1) 299,388 shares of Class A Common Stock held by Mr. Trotter, (2) 58,334 shares underlying vested RSUs, and (3) 33,334 shares underlying stock options vesting on March 12, 2025.

(7)	Consists of (1) 252,500 shares of Class A Common Stock held directly by Mr. Smith, (2) 58,334 shares underlying vested RSUs, and (3) 33,334 shares underlying stock options vesting on March 12, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2025, to which we were a party or will be a party, in which:

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

Related Party Loans and Costs

In December 2025, we issued a $100,000 unsecured promissory note to a director in connection with the receipt of $100,000 in cash.

In December 2025, we issued a $100,000 unsecured promissory note to our Chief Financial Officer in connection with the receipt of $100,000 in cash.

Consulting Agreement

In connection with a Referral Fee and Consulting Agreement (the “Consulting Agreement”) by and between us and Alexandria VMA Capital, LLC, an entity controlled by Dante Caravaggio, our Chief Executive Officer, President, and member of our Board of Directors (“Consultant”), we issued 89,000 shares of Class A Common Stock to Consultant in connection with the closing of the Purchase as consideration for services rendered with a value of $900,000. The Consultant also earned an additional $900,000 transaction fee.

Other

During the fiscal year ended December 31, 2021, the Company and Dante Caravaggio, a related party, who became the Company’s CEO in December 2023, entered into a side agreement in connection with his purchase of 400,000 shares of Class A Common Stock at $2.00 per share (the “Side Agreement”). The Side Agreement granted the holder a one year right to require the Company to repurchase his shares of Class A Common Stock at a price of $15.00 per share (the “Put Option Right”) in cash. The Put Option Right becomes exercisable upon the shares being considered freely tradeable and the holder not being an insider of the Company as defined by the SEC. To date these events have not occurred.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to CBIZ CPAs P.C. (formerly Marcum LLP) (“CBIZ CPAs”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by CBIZ CPAs in connection with regulatory filings. The aggregate fees to be billed by CBIZ CPAs for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2025 and 2024 and interim review of our financial statements were $635,095 and $550,825, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid no fees for audit-related services from CBIZ CPAs for consultations concerning financial accounting and reporting standards for the years ended December 31, 2025 and 2024.

Tax Fees. We paid no fees to CBIZ CPAs for tax planning and tax advice for the years ended December 31, 2025 and 2024.

All Other Fees. We incurred $0 in other fees for services from CBIZ CPAs during the years ended December 31, 2025 and 2024, respectively.

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

Exhibit No.	Description
2.1†	Amended and Restated Membership Interest Purchase Agreement, dated August 28, 2023, by and among Buyer, Seller, and Sponsor (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on August 30, 2023).
2.2	Amendment No. 1 to the Amended and Restated Membership Interest Purchase Agreement, dated November 15, 2023, by and among Buyer, Seller, and Sponsor (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
2.3	Letter Agreement between Buyer and Seller Re: Settle Up between Parties, dated November 15, 2023 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
2.4	Purchase, Sale, Termination and Exchange Agreement by and among Company, OpCo, SPAC Subsidiary, HNRA Royalties, Pogo Royalty, CIC, DenCo, Pogo Management, and 4400 Holdings LLC dated February 10, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registration on February 13, 2025).
2.5	Amendment No. 1 to Purchase, Sale, Termination and Exchange Agreement by and among Company, OpCo, SPAC Subsidiary, EON Energy LLC (f/k/a HNRA Royalties, LLC), Pogo Royalty, CIC, DenCo, Pogo Management, and 4400 dated June 2, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 17, 2025).
2.6	Amendment No. 2 to Purchase, Sale, Termination and Exchange Agreement by and among Company, OpCo, SPAC Subsidiary, EON Energy LLC (f/k/a HNRA Royalties, LLC), Pogo Royalty, CIC, DenCo, Pogo Management, and 4400 dated June 6, 2025 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Registrant on June 17, 2025).
2.7	Amendment No. 3 to Purchase, Sale, Termination and Exchange Agreement by and among Company, OpCo, SPAC Subsidiary, EON Energy LLC (f/k/a HNRA Royalties, LLC), Pogo Royalty, CIC, DenCo, Pogo Management, and 4400 dated June 13, 2025 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by the Registrant on June 17, 2025).
2.8	Amendment No. 4 to Purchase, Sale, Termination and Exchange Agreement by and among Company, OpCo, SPAC Subsidiary, EON Energy LLC (f/k/a HNRA Royalties, LLC), Pogo Royalty, CIC, DenCo, Pogo Management, and 4400 dated September 9, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on September 12, 2025).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).

3.2	Certificate of Amendment to Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on September 16, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on September 18, 2024).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on September 18, 2024).
3.4	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 26, 2024).
4.1	Description of Registrant’s Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on May 3, 2024 and incorporated herein by reference).
4.2	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
4.3	Warrant issued by EON Resources Inc. to Pryor Cashman LLP, dated October 18, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 21, 2024 and incorporated herein by reference).
10.1	Insider Letter between the Company and each of its executive officers, directors, HNRAC Sponsors LLC and its permitted transferees (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.3	Securities Subscription Agreement (founder shares), dated December 24, 2020, between the Company and HNRAC Sponsors LLC (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.4	Unit Subscription Agreement between the Company and HNRAC Sponsors LLC (private placement units) (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.5	Common Stock Purchase Agreement, dated October 17, 2022, by and between the Company and White Lion Capital, LLC (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on October 21, 2022).
10.6	Registration Rights Agreement, dated as of October 17, 2022, by and between HNR Acquisition Corp and White Lion Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant on October 21, 2022).
10.7	Amendment No.1 to the Common Stock Purchase Agreement, dated March 7, 2024, by and between the Company and White Lion Capital, LLC (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on March 7, 2024).
10.8	Amendment No. 2 to Common Stock Purchase Agreement between the Company and White Lion Capital LLC, dated June 17, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Registrant on June 20, 2024).
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed by the Registrant on December 28, 2021).
10.10+	2023 HNR Acquisition Corp Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.11+	Executive Employment Agreement, dated January 29, 2024, by and between the Company and Mark Williams (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 1, 2024).
10.12+	Separation and Release Agreement, dated December 17, 2023, by and between the Company and Diego Rojas (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on December 20, 2023).
10.13+	Executive Employment Agreement, dated December 18, 2023, by and between the Company and Dante Caravaggio (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed by the Registrant on December 20, 2023).
10.14+	Employment Agreement, dated December 13, 2023, by and between the Company and Mitchell B. Trotter (incorporated by reference to Exhibit 10.31 to the Company’s Registrant Statement on Form S-1/A filed on August 5, 2024).
10.15+	Employment Agreement, dated December 13, 2023, by and between the Company and David M. Smith (incorporated by reference to Exhibit 10.32 to the Company’s Registrant Statement on Form S-1/A filed on August 5, 2024).
10.16	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on January 24, 2025).

10.17	Form of Convertible Note (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed by the Registrant on January 24, 2025).
10.18†	Purchase and Sale Agreement by and among EON Energy, LLC, WPP NM, L.L.C., and Northwest Central, L.L.C., dated June 17, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 23, 2025).
10.19	Master Services Agreement by and between LHO Operating, LLC and Corsair Well Services, LLC, dated June 17, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 23, 2025).
10.20	Form of Note issuable to White Lion Capital, LLC pursuant to Note Purchase Agreement dated July 11, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on July 17, 2025).
10.21	Note Purchase Agreement by and between EON Resources Inc. and White Lion Capital, LLC dated July 11, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 17, 2025).
10.22†	Conveyance of Overriding Royalty Interest by and between LHO and Investor dated September 9, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 12, 2025).
10.23	Agreement Regarding Overriding Royalty Interest by and between LHO and Investor dated September 9, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on September 12, 2025).
10.24†	Joint Development, Leasehold Purchase, and Area of Mutual Interest Agreement by and between LHO and Virtus dated September 9, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on September 12, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by the Registrant on April 16, 2025).
21.1*	List of Subsidiaries of EON Resources Inc.
23.1*	Consent of Haas and Cobb Petroleum Consultants, LLC
23.2*	Consent of CBIZ CPAs P.C
23.3*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 on the Annual Report on Form 10-K filed by the Registrant on May 3, 2024).
99.1*	Report of Haas and Cobb Petroleum Consultants, LLC
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Denotes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 28, 2026

Eon Resources, Inc.

/s/ Dante Caravaggio
Name:	Dante Caravaggio
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dante Caravaggio	Chief Executive Officer, President and Director	September 28, 2026
Dante Caravaggio	(Principal Executive Officer)

/s/ Mitchell B. Trotter	Chief Financial Officer and Director	September 28, 2026
Mitchell B. Trotter	(Principal Financial Officer)

/s/ Mark Williams	Controller and VP Finance and Admin	September 28, 2026
Mark Williams	(Principal Accounting Officer)

/s/ Joseph V. Salvucci, Sr.	Chairman and Director	September 28, 2026
Joseph V. Salvucci, Sr.

/s/ Joseph V. Salvucci, Jr.	Director	September 28, 2026
Joseph V. Salvucci, Jr.

/s/ Kyle Bulpitt	Director	September 28, 2026
Kyle Bulpitt

EON RESOURCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

EON Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of EON Resources Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Houston, Texas

September 28, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

EON Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of EON Resources Inc. (f/k/a HNR Acquisition Corp.) (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Restatement of December 31, 2024 Financial Statements

As discussed in Note 14(a) to the 2024 consolidated financial statements included in the 2024 Form 10-K/A, the Company has restated its 2024 consolidated financial statements to correct misstatements.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2022 to 2025.

Houston, Texas

April 15, 2025, except for the effects of the restatement described in Note 14(a) to the 2024 consolidated financial statements included in the 2024 Form 10-K/A, which is dated April 24, 2026

EON RESOURCES INC

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Cash and cash equivalents	$375,036	$2,971,558
Accounts receivable
Crude Oil and natural gas sales	1,405,032	1,777,846
Other	32,911	4,418
Short-term derivative instrument asset	63,334	106,397
Prepaid expenses and other current assets	1,199,129	298,886
Total current assets	3,075,442	5,159,105
Crude oil and natural gas properties, successful efforts method:
Proved Properties	90,443,361	100,285,138
Accumulated depreciation, depletion, and amortization	(8,491,565)	(2,759,226)
Total oil and natural gas properties, net	81,951,796	97,525,912
Other property, plant and equipment, net	20,000	20,000
Other noncurrent assets	1,891,348	-
TOTAL ASSETS	$86,938,586	$102,705,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,351,450	$8,870,324
Accounts payable – related parties	107,782	445,349
Accrued liabilities and other	9,784,912	7,923,613
Revenue and royalties payable	5,028,415	3,191,171
Revenue and royalties payable - Related Parties	-	132,563
Deferred underwriting fee payable	-	1,065,000
Current portion of related party notes payable, net of discount	-	3,556,750
Current portion of warrant liability	-	5,681,849
Current portion of long term debt	1,617,337	5,524,160
Total current liabilities	24,889,896	36,390,779
Long-term debt, net of current portion and discount	-	33,286,385
Related party notes payable	200,000	-
Convertible note liability	811,486	891,364
Convertible note liability, related party	1,250,000	-
Derivative liability	407,366	-
Derivative liability, related party	2,309,000	2,650,000
Deferred tax liability	3,959,392	2,692,733
Asset retirement obligations	1,281,147	1,049,285
Other liabilities	675,000	675,000
Total non-current liabilities	10,893,391	41,244,767
Total liabilities	35,783,287	77,635,546

Commitments and Contingencies

Redeemable common stock, $0.0001 par value; 400,000 shares outstanding subject to redemption at $15.00 per share as of December 31, 2025 and 2024, respectively	800,000	800,000

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Class A Common stock, $0.0001 par value; 100,000,000 authorized shares, 51,740,701 and 9,923,205 shares issued and outstanding at December 31, 2025 and 2024, respectively	5,173	992
Class B Common stock, $0.0001 par value; 20,000,000 authorized shares, 0 and 500,000 shares issued and outstanding at December 31, 2025 and 2024, respectively	-	50
Additional paid in capital	87,118,006	30,512,043
Accumulated deficit	(36,767,880)	(26,669,798)
Total stockholders’ equity attributable to Eon Resources, Inc.	50,355,299	3,843,287
Noncontrolling interest	-	20,426,184
Total stockholders’ equity	50,355,299	24,269,471
Total liabilities, MEZZANINE EQUITY and stockholders’ equity	$86,938,586	$102,705,017

The accompanying notes are an integral part of these consolidated financial statements.

EON RESOURCES INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2025	Year Ended December 31, 2024

Revenues
Crude oil	$15,621,918	$19,298,698
Natural gas and natural gas liquids	268,440	483,486
Gain (loss) on derivative instruments, net	663,010	(850,374)
Other revenue	383,196	487,109
Total revenues	16,936,564	19,418,919
Expenses
Production taxes, transportation and processing	1,626,360	1,715,792
Lease operating	10,274,781	8,614,080
Depletion, depreciation and amortization	6,710,092	2,407,098
Accretion of asset retirement obligations	46,426	144,988
General and administrative	12,080,450	10,381,095
Total expenses	30,738,109	23,263,053
Operating income (loss)	(13,801,545)	(3,844,134)
Other Income (expenses)
Change in fair value of warrant liability	(152,490)	(804,004)
Change in fair value of convertible note liability	(131,677)	(192,744)
Change in fair value of FPA liability	-	561,099
Change in fair value of derivative liability	(2,070,278)	-
Change in fair value of derivative liability, related party	341,000	(746,000)
Amortization of debt discount	(1,475,191)	(2,361,627)
Interest expense	(4,892,170)	(7,643,200)
Interest income	49,700	58,793
Gain on extinguishment of liabilities	540,347	1,638,138
Gain/Loss on sale of assets	13,379,040	-
Other Income (expense)	201	36,989
Total other income (expenses)	5,588,482	(9,452,556)
Loss before income taxes	(8,213,063)	(13,296,690)
Income tax (provision) benefit	(1,913,554)	3,470,407
Net income (loss)	(10,126,617)	(9,826,283)
Net (income) loss attributable to noncontrolling interests	28,535	1,697,604
Net income (loss) attributable to EON Resources, Inc.	$(10,098,082)	$(8,128,679)

Weighted average share outstanding, common stock - basic and diluted	31,191,907	6,477,052
Net income (loss) per share of common stock – basic and diluted	$(0.32)	$(1.25)

The accompanying notes are an integral part of these consolidated financial statements.

EON RESOURCES INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Total
							Stockholders’
	Class A		Class B		Additional		Equity Attributable to Eon		Total Stockholders’
	Common Stock		Common Stock		Paid-In	Accumulated	Resources	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	deficit	Inc.	Interest	Equity
Balance – December 31, 2023	4,835,131	484	1,800,000	180	$15,517,896	(18,541,119)	(3,022,559)	30,924,788	27,902,229
Share-based compensation	848,074	84	-	-	2,778,907	-	2,778,991	-	2, 778,991
Shares issued under equity line of credit	2,230,000	223	-	-	2,628,111	-	2,628,334	-	2,628,334
Class B exchanged for Class A	1,300,000	130	(1,300,000)	(130)	8,801,000	-	8,801,000	(8,801,000)	-
Shares issued to settle FPA	450,000	45	-	-	449,955	-	450,000	-	450,000
Shares issued to settle accounts payable	260,000	26	-	-	336,174	-	336,200	-	336,200
Net loss	-	-	-	-	-	(8,128,679)	(8,128,679)	(1,697,604)	(9,826,283)
Balance – December 31, 2024	9,923,205	$992	500,000	$50	$30,512,043	$(26,669,798)	$3,843,287	$20,426,184	$24,269,471
Shares issued under equity line of credit	14,770,000	1,477	-	-	8,500,775	-	8,502,252	-	8,502,252
Share-based compensation	1,783,668	178	-	-	1,154,212	-	1,154,390	-	1,154,390
Class B exchanged for Class A	500,000	50	(500,000)	(50)	3,385,000	-	3,385,000	(3,385,000)	-
Shares issued for conversion of notes payable	21,120,163	2,112	-	-	8,483,316	-	8,485,428	-	8,485,428
Shares issued for buyout of non-controlling interest	1,500,000	150	-	-	17,012,499	-	17,012,649	(17,012,649)	-
Shares issued to settle accounts payable	143,665	14	-	-	94,343	-	94,357	-	94,357
Shares issued for acquisition of oil and gas equipment	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Shares issued for acquisition of oil and gas leases	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Derivative liability conversion to common stock	-	-	-	-	3,440,412	-	3,440,412	-	3,440,412
Capital Contribution for related party debt extinguishment	-	-	-	-	13,440,406	-	13,440,406	-	13,440,406
Net loss	-	-	-	-	-	(10,098,082)	(10,098,082)	(28,535)	(10,126,617)
Balance – December 31, 2025	51,740,701	$5,173	-	$-	$87,118,006	$(36,767,880)	$50,355,299	$-	$50,355,299

The accompanying notes are an integral part of these consolidated financial statements.

EON RESOURCES INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating activities:
Net income (loss)	$(10,126,617)	$(9,826,283)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	6,710,092	2,407,098
Accretion of asset retirement obligations	46,426	144,988
Equity-based compensation	1,067,140	2,778,991
Deferred income tax provision (benefit)	1,266,659	(3,470,407)
Amortization of debt issuance costs	1,475,191	2,361,627
Gain on extinguishment of liabilities	(540,347)	(1,638,138)
Change in fair value of unsettled hedging derivatives	43,063	361,290
Change in fair value of convertible note liability	131,677	192,744
Change in fair value of warrant liability	152,490	804,004
Change in fair value of derivative liability	2,070,278	-
Change in fair value of derivative liability, related party	(341,000)	746,000
Change in fair value of forward purchase agreement	-	(561,099)
Loss on put option liability	-	-
Gain on sale of Oil and Gas properties	(13,379,040)	-
Changes in operating assets and liabilities:
Accounts receivable	344,321	411,240
Prepaid expenses and other assets	(481,643)	423,116
Purchase of plugging and abandonment insurance bonds	(1,891,348)	-
Accounts payable	(458,308)	3,024,413
Accounts payable – related parties	(337,567)	(316,651)
Accrued liabilities and other	4,898,434	3,018,930
Royalties payable	1,837,244	2,729,398
Royalties payable, related party	(132,563)	109,425
Net cash (used in) provided by operating activities	(7,645,418)	3,700,686
Investing activities:
Development of crude oil and gas properties	(6,563,949)	(3,555,062)
Purchases of oil and gas properties	(13,675,000)	-
Purchases of other equipment	-	(20,000)
Proceeds from Sale of ORRI on leasehold	45,500,000	-
Net cash provided by (used in) investing activities	25,261,051	(3,575,062)
Financing activities:
Proceeds from issuance of convertible debt	561,120	-
Repayments of long-term debt	(29,215,898)	(3,984,286)
Proceeds of short-term notes payable	3,312,550	1,298,200
Repayment of short-term notes payable	(3,572,179)	(989,018)
Proceeds from related party notes payable	-	450,000
Repayment of related party notes payable	-	(62,750)
Proceeds from sale of common stock	8,502,252	2,628,334
Proceeds from related party loans	200,000	-
Net cash used in financing activities	(20,212,155)	(659,520)
Net change in cash and cash equivalents	(2,596,522)	(533,896)
Cash and cash equivalents at beginning of period	2,971,558	3,505,454
Cash and cash equivalents at end of period	$375,036	$2,971,558

Cash paid during the period for:
Interest on debt	$3,345,169	$6,146,139
Income taxes	$-	$-
Amounts included in the measurement of operating lease liabilities	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Shares issued for acquisition of O&G Lease	$547,600	$-
Accrued purchases of property and equipment at period end	$308,700	$2,540,703
Shares issued for prepaid O&G equipment	$547,600	$-
Class B exchanged for Class A	$3,385,000	$8,801,000
Establishment of ARO liability for new lease	$130,076	$-
Capitalization of additional ARO Liability for changes in future cash flows	$55,360	$-
Shares issued for conversion of notes payable	$8,485,428	$-
Shares issued for buyout of NCI	$17,012,649	$-
Capital Contribution for related party extinguishment	$13,440,406	$-
Derivative liability converted to common stock	$3,440,412	$-
Derivative liability added as debt discount on issuance of new convertible notes payable	$171,561	$-

The accompanying notes are an integral part of these consolidated financial statements.

EON RESOURCES INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

EON Resources, Inc., (the “Company”) was incorporated in Delaware on December 9, 2020. The Company was a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

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

Effective November 15, 2023, the Company completed its business combination. Through its subsidiary Pogo Resources, LLC, a Texas limited liability Company (“Pogo” or “Pogo Resources”) and its subsidiary LH Operating, LLC, a Texas limited liability company “(“LHO”), the Company is an independent oil and natural gas company focused on the acquisition, development, exploration, and production of oil and natural gas properties in the Permian Basin. The Permian Basin is located in west Texas and southeastern New Mexico and is characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. The Company’s properties are in the Grayburg-Jackson Field (“GJF”) in Eddy County, New Mexico, and the South Justis Field (“SJF”) in Lea County, New Mexico, which are both sub-areas of the Permian Basin. The Company focuses exclusively on vertical development drilling.

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

On May 11, 2023, in connection with the stockholder vote for the amendment to the Company’s certificate of incorporation, a total of 4,115,597 Public Shares for an aggregate redemption amount of $43,318,207 were redeemed from the Trust Account by the stockholders of the Company. On November 15, 2023, a total of 3,323,707 Public Shares were redeemed for an aggregate redemption amount of $12,346,791. As a result of these redemptions of common stock, the Company recognized an estimated liability for the excise tax of $474,837, included in Accrued liabilities and other on the Company’s consolidated balance sheet pursuant to the 1% excise tax under the IR Act partially offset by issuance of common stock subsequent to the redemptions. The liability does not impact the consolidated statements of operations and is offset against accumulated deficit, and had a balance of $474,837 as of December 31, 2025 and 2024, included in Accrued Liabilities and Other on the Company’s consolidated balance sheets.

Going Concern Considerations

At December 31, 2025, the Company had $375,036 in cash and a working capital deficit of $21,814,454. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company had negative cash flow from operations of $7,645,418 for the year ended December 31, 2025, and positive cash flows from operations of $3,700,686 for the year ended December 31, 2024. Additionally, management plans to alleviate this substantial doubt in the future by improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock under the Common Stock Purchase Agreement. The Company has a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund the Company operations and production growth, and be used to reduce liabilities of the Company. During the year ended December 31, 2025, Company issued 14,770,000 shares under the Common Stock Purchase Agreement in exchange for cash proceeds of $8,502,252. As of December 31, 2025 and as of the date of this filing, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Segments Reporting

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its chief executive officer. The Company has one reportable operating segment, its oil and gas operations which derives its revenue from the sale of oil and gas products. The CODM uses net income from operations to evaluate and make key operating decisions. The information regularly provided to the CODM on the segment’s revenues and significant expenses aligns with the categories presented in the Consolidated Statements of Operations. Furthermore, the segment’s assets are reported on the Consolidated Balance Sheets as total assets. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

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

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement warrants to purchase an aggregate of 6,847,500 shares, warrants to purchase 1,200,000 issued to a vendor, options to purchase an aggregate of 235,000 shares, or 7,047,184 shares issuable upon the conversion of the outstanding convertible notes in the calculation of diluted income per share for the year ended December 31, 2025 since the effect of those instruments would be anti-dilutive. The Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 6,847,500 shares, warrants to purchase 4,188,000 shares issued in connection with Private Notes Payable, warrants to purchase 1,200,000 issued to a vendor, and options to purchase an aggregate of 235,000 shares in the calculation of diluted income per share for the year ended December 31, 2024 since the effect of those instruments would be anti-dilutive.

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

As of December 31, 2025 and 2024, the Company had approximately 100% and 99% of accounts receivable with two customers, respectively.

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

Impairment of Oil and Gas Properties

Proved oil and natural gas properties are reviewed for impairment quarterly and when events and circumstances indicate a possible decline in the recoverability of the carrying amount of such property. The Company estimates the expected future cash flows of its oil and natural gas properties and compares the undiscounted cash flows to the carrying amount of the oil and natural gas properties, on a field-by-field basis, to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and natural gas properties to estimated fair value. Risk-adjusted probable and possible reserves may be taken into consideration when determining estimated future net cash flows and fair value when such reserves exist and are economically recoverable. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. Significant unobservable inputs (Level 3) utilized in the determination of discounted future net cash flows include future commodity prices adjusted for differentials, forecasted production based on decline curve analysis, estimated future operating and development costs, property ownership interests, and a 10% discount rate. At December 31, 2025, the Company’s commodity price assumptions were based on forward NYMEX strip prices through year-end 2030 and were then escalated at 3% per year thereafter. Operating cost assumptions were based on current costs escalated at 3% per year beginning in 2027.

Unobservable inputs to the Company’s fair value assessments are reviewed and revised as warranted based on a number of factors, including reservoir performance, new drilling, crude oil and natural gas prices, changes in costs, technological advances, new geological or geophysical data, or other economic factors. Fair value measurements of proved properties are reviewed and approved by certain members of the Company’s management.

For the years ended December 31, 2025 and 2024, estimated future net cash flows were determined to be in excess of cost basis, and therefore no impairments were recorded for the Company’s proved crude oil and natural gas properties.

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

Commodity Derivative Instruments

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

Customers

The Company sold 100% of its crude oil and natural gas production to four and two customers for the years ended December 31, 2025, and 2024, respectively. Inherent to the industry is the concentration of crude oil, natural gas and natural gas liquids (“NGLs”) sales to a limited number of customers. This concentration has the potential to impact the Company’s overall exposure to credit risk in that its customers may be similarly affected by changes in economic and financial conditions, commodity prices or other conditions. Given the liquidity in the market for the sale of hydrocarbons, the Company believes the loss of any single purchaser, or the aggregate loss of several purchasers, could be managed by selling to alternative purchasers in the operating areas.

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

Convertible Instruments

The Company reviews the terms of convertible debt and equity instruments to determine whether there are conversion features or embedded derivative instruments including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion options that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single compound instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue free standing warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. When convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for separately, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of the bifurcated derivative instrument. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

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

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of December 31, 2025, the Company’s cash balances exceeded the FDIC limit by approximately $102,000. At December 31, 2025 the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2025 and 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. Under this ASU, entities must disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires entities to disclose additional information about income taxes paid. ASU 2023-09 is effective for financial statements for annual periods beginning after December 15, 2024, and can be applied on a prospective basis with an option to apply the standard retrospectively. The Company adopted the ASU effective January 1, 2025 on a retrospective basis with no material impact to the Company’s consolidated financial statements.

Not Yet Adopted

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

NOTE 3 — OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at December 31, 2025 and December 31, 2024 are as follows:

	December 31,	December 31,
	2025	2024
Leasehold cost	$75,874,552	$89,612,354
Intangibles	10,953,860	6,336,922
Lease and well equipment	2,536,279	3,442,627
Capitalized asset retirement obligation	1,078,670	893,235
Total oil and gas properties, successful efforts method	90,443,361	100,285,138
Accumulated depreciation, depletion, and amortization	(8,491,565)	(2,759,226)
Oil and gas properties, net	$81,951,796	$97,525,912

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

The PTSE Closing occurred on September 9, 2025. The Company recorded the purchase amount of $13,675,000 as an increase to the leasehold cost basis under ASC 932. The Company reclassified the $17,012,649 book value of the noncontrolling interest associated with the OpCo Preferred Units to additional paid in capital related to the issuance of the Share Consideration with no gain or loss recognized in accordance with ASC 505.

New ORRI Agreement and Conveyance

On September 9, 2025, LHO Operating, LLC, a subsidiary of the Company (“LHO”), entered into an Agreement regarding Overriding Royalty Interest (the “2025 ORRI Agreement”) with an investor (the “ORRI Investor”) wherein two different overriding royalty interests were purchased and sold and agreed to be transferred under an instrument titled Conveyance of Overriding Royalty Interest (the “2025 ORRI Conveyance”). Pursuant to the 2025 ORRI Conveyance executed September 9, 2025, LHO conveyed an overriding royalty interest (each a “2025 ORRI”) in and to certain leasehold interests, hydrocarbons and wells to Investor. The two 2025 ORRIs are as follows: (i) a 15% perpetual overriding royalty interest in existing leases and wells in the Grayburg Jackson Field (“GJF”) (the “Waterflood ORRI”); and (ii) a 5% perpetual overriding royalty interest in the San Andres Formation (as defined in the 2025 ORRI Conveyance) in wells to be drilled by Virtus Energy Assets, LLC (“Virtus”), an affiliate of Virtus Energy partners, LLC under the Farmout Program (defined below) (the Horizontal ORRI”).The San Andres Formation is classified as unproved reserves.

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

In exchange for the 15% Waterflood ORRI in existing leases and wells in GJF, the Company received proceeds of $20,000,000. The Company recorded the sale of the 15% Waterflood ORRI as a reduction in the leasehold cost basis under ASC 932 as the Company retains a full obligation to operate the property without reimbursement from the buyer. As a result the Company recorded a loss of $10,273,710 after reducing the leasehold cost basis.

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

In connection with the Investor ORRI Agreement and the Farmout Program, the Company agreed to pay cash fees of $1,760,000 to consultants related to the closing of the transactions which were recognized as reductions to the gain on the sale of oil and gas properties. In addition, the Company issued 250,000 shares of common stock to a consultant related to the closing at a value of $87,250, which was also recorded as a reduction to the gain on the sale as discussed in Note 7. In aggregate, the Company recognized a gain of $13,379,040 on sale of properties during the year ended December 31, 2025.

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

The Company evaluated the transaction under ASC 805 and determined it was an asset acquisition, as substantially all of the fair value of assets acquired was concentrated in a group of similar assets, being the mineral rights of developed reserves. The Company assessed the purchase and noted the stock price on the date of the 1,000,000 shares of Class A Common Stock issuance was $0.55 on the closing date of June 20, 2025, resulting in a purchase price of $547,600, which will be assigned in full to the lease acquisition costs.

On June 20, 2025, LHO, entered into a Master Services Agreement (the “MSA”) with a contractor whereby the contractor agreed to provide workover services in the GJF operated by LHO and the South Justis Field acquired by EON Energy (the “Services”). The Company agreed to (i) prepay an initial $500,000 in cash to the contractor, which was paid in June 2025, and (ii) issue 1,000,000 shares of Class A Common Stock. The Company noted the stock price on the date of the 1,000,000 share issuance was $0.5476 on the closing date of June 20, 2025, resulting in fair market value of $547,600. The service related the portion associated with the Class A Common Stock has not been completed and is recorded as a prepaid asset as of December 31, 2025.

The Company recognized depreciation, depletion, and amortization expense totaling $6,710,092 and $2,407,098 for the year ended December 31, 2025 and 2024, respectively.

NOTE 4 — COMMODITY DERIVATIVES

Derivative Activities

The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs, which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments. The company has historically used crude diff swaps, fixed price swaps, and costless collars. As of December 31, 2025, the Company’s derivative financial instruments are described below:

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

The Company had no agreements in place classified as costless collars as of December 31, 2025 or December 31, 2024.

Crude price differential swaps

The Company has entered into commodity swap contracts for West Texas Intermediate (“WTI”) crude oil that are effective over the next 1 to 6 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations.

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2025:

Commodity Swaps
		Weighted
	Volume	average
Period	(Bbls/month)	price ($/Bbl)
Q1 2026	2,000	$62.50

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2024:

Commodity Swaps
		Weighted
	Volume	average
Period	(Bbls/month)	price ($/Bbl)
Q1-Q2 2025	5,000	$70.21
Q3-Q4 2025	5,000	$70.21

Derivative Assets and Liabilities

As of December 31, 2025 and 2024, the Company is conducting derivative activities with one counterparty, which is secured by the lender in the Company’s bank credit facility. The Company believes the counterparty is acceptable credit risk, and the credit worthiness of the counterparty is subject to periodic review. The assets and liabilities are netted given that all positions are held by a single counterparty and subject to a master netting arrangement. The combined fair value of derivatives included in the accompanying consolidated balance sheets as of December 31, 2025 and 2024 is summarized below.

	As of December 31, 2025
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$63,334	$-	$63,334
Long-term derivative asset	-	-	-
Short-term derivative liability	-	-	-
Long-term derivative liability	-	-	-
Total derivative asset			$63,334

	As of December 31, 2024
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$151,303	$(44,906)	$106,397
Long-term derivative asset	—	—	—
Short-term derivative liability	(44,906)	44,906	—
Long-term derivative liability	—	—	—
Total derivative asset			$106,397

The effects of the Company’s derivatives on the consolidated statements of operations are summarized below:

	For the Year ended December 31, 2025	For the Year ended December 31, 2024

Total gain (loss) on unsettled derivatives	$(43,063)	$(361,290)
Total gain (loss) on settled derivatives	706,073	(489,084)
Net gain (loss) on derivatives	$663,010	$(850,374)

NOTE 5 — LONG-TERM DEBT AND NOTES PAYABLE

The Company’s debt instruments are as follows:

	December 31, 2025	December 31, 2024
Senior Secured Term Loan	$-	$23,696,417
Seller Promissory Note	-	15,000,000
Merchant Cash Advances	2,023,177	948,982
Convertible Notes Payable	1,065,000	-
Convertible Notes Payable, related parties	1,250,000	-
Convertible Notes Payable at fair value	-	891,364
Private loans	200,000	3,556,750
Total	4,538,177	44,093,513
Less: unamortized financing cost	(659,354)	(834,854)
Less: current portion including amortization	(1,617,337)	(9,080,910)
Long-term debt, net of current portion	$2,261,486	$34,177,749

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

Settlement

On September 9, 2025, the Company made payment to FIBT of $19,297,981, following which all obligations under the Loan Agreement, Security Agreement, and Guaranty Agreement were deemed satisfied and repaid in all respects (except those obligations expressly surviving the termination of such agreements), and the related lien on the assets of the Company, OpCo, SPAC Subsidiary, Pogo, and LHO were released by FIBT. At the time of the transaction the Company owed $20,597,266 in principal, $137,728 in interest expense, $46,235 in credit card balance and paid fees of $49,059, offset by the unamortized deferred financing costs of $240,237 which resulted in a gain on the settlement of liabilities of $1,191,933.

For the year ended December 31, 2025 and 2024, the Company amortized $432,739 and $425,837 to interest expense related to deferred finance costs on the Term Loan Agreement. As of December 31, 2025, there were no amounts owed on the Term Loan. As of December 31, 2024, the principal balance on the Term Loan was $23,696,417, unamortized financing costs was $611,938 and accrued interest was $171,714.

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

As discussed in Note 3 above, the Company and Pogo Royalty agreed to settle the outstanding balance of the Seller Note, related accrued interest, and other outstanding liabilities for $7,000,000 in cash in connection with the Closing. The Company made this payment on September 9, 2025. As a result, the Company recorded a capital contribution on the net extinguishment of liabilities with a related party of $13,440,406.

Accrued interest on the Seller Note was $0 and $2,952,123 as of December 31, 2025 and December 31, 2024, respectively.

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

On December 9, 2025, the Company received proceeds of $200,000 from the issuance of two promissory notes to a director, and the chief financial officer respectively. The notes have a maturity date of December 31, 2028 and carry a 15% interest rate which is to be paid quarterly beginning March 31, 2026.

The Company is amortizing the debt discount through a period of nine months from the Closing Date. The Company recognized amortization of debt discount of $0 and $2,361,627 during the year ended December 31, 2025 and 2024, respectively. Accrued interest on the promissory notes was $3,461 and $145,761 as of December 31, 2025 and December 31, 2024, respectively.

Convertible Notes Payable

During the year ended December 31, 2024, the Company and certain Private Notes Payable holders entered into exchange agreements whereby the holders agreed to exchange their outstanding working capital notes totaling $300,000 and connected warrants with a fair value of $309,960 at the time of the exchange, for new convertible notes. The convertible notes have a maturity of three years after the issuance date, accrue interest at a rate of 7.5%, and are convertible into shares of Class A Common Stock at a rate of 90% multiplied by the average of the four lowest VWAP trading prices during the seven day trading period prior to the conversion date. The Company evaluated the instrument under ASC 480 and determined the instrument should be accounted for at fair value due to the variable share settlement. The Company estimated the fair value to be $698,620 at issuance of the notes payable, and revalues the convertible notes at each reporting period. During the year ended December 31, 2025, an aggregate of $600,000 of principal on these notes and $10,492 of accrued interest, which combined had a fair value of $1,023,040 at the date of conversion, were converted into 995,657 shares of common stock. The Company estimated the fair value of the remaining convertible notes described above to be $0 and $891,364 as of December 31, 2025 and 2024, respectively, and recognized a loss on change in fair value of $131,677 during the year ended December 31, 2025.

In 2025, the Company and its Private Note Payable Investors (the “Exchange Investors”) entered into exchange agreements (the “2025 Exchange Agreements”) whereby the Exchange Investors exchanged their promissory notes and warrants for convertible promissory notes (the “Convertible Notes”). The principal amounts of the Convertible Notes were determined by adding the original principal amount of the promissory notes and warrants. In connection with the 2025 Exchange Agreements, the Company issued Convertible Notes in the aggregate principal amount of $9,166,500 in exchange for promissory notes in the aggregate principal amount of $3,582,500 and $5,834,338 of warrant liabilities related to 5,584,000 warrants held by the Exchange Investors that were cancelled

The Convertible Notes mature on January 31, 2028, with the exception of one note which had a maturity date of October 31, 2026, and one note that had a maturity date of January 7, 2027, and accrue interest at a rate of 7.5% per annum. The Convertible Notes may be prepaid by the Company at any time, in whole or in part, without any premium or penalty. The Convertible Notes may be converted by the holders at any time after issuance into shares of Class A Common Stock at a conversion price equal to the greater of (a) $0.25 per share or (b) 90% multiplied by the average of the three lowest VWAPs of the Class A Common Stock over the ten trading days prior to conversion. If, at any time the Convertible Notes are outstanding, the Company issues or sells Class A Common Stock for no consideration or at a price lower than the then-current Conversion Price, then the conversion price of the Convertible Notes will be automatically reduced to the amount of consideration per share received by the Company in such sale or offering. In addition, so long as any Convertible Notes are outstanding, if the Company issues any security on terms more favorable than the Convertible Notes, then the Company must notify the holder and such more favorable term shall become a part of the Convertible Note, at the holder’s option. . In accordance with ASC 815, the Company determined that the embedded conversion option in the Convertible Notes should be bifurcated as a derivative liability. The estimate fair value of the conversion option was included in the calculation of extinguishment gain or loss on the 2025 Exchanges Agreements. The Company recognized a loss of $1,355,644 on the extinguishment of the promissory notes and warrants in exchange for the Convertible Notes.

During the year ended December 31, 2025, the Company issued 21,120,163 shares of Class A Common Stock for the conversion of $8,474,540 in convertible notes principal and $10,888 of accrued interest pursuant to the terms of the convertible notes.

On July 11, 2025, the Company entered into a Note Purchase Agreement (the “NPA”) with White Lion whereby the Company will issue and sell convertible promissory notes in an aggregate principal amount of up to $1,200,000 (the “White Lion Notes”). On July 11, 2025, the Company issued a convertible promissory note in the aggregate principal amount of $600,000 to White Lion (the “Initial Note”) pursuant to an initial closing in exchange for funding of $564,000 in cash from White Lion with a maturity date of January 7, 2027. Pursuant to the NPA, the Company granted White Lion a right until July 11, 2026, to conduct a second closing (the “Second Closing”) whereby White Lion may purchase an additional convertible promissory note in the aggregate principal amount of $600,000 in exchange for funding of $561,120 in cash from White Lion with such convertible promissory note being on the same terms as the Initial Note (the “Second Note,” and together with the Initial Note, the “Notes”). White Lion has the right, at any time until complete satisfaction of the amounts owed under the Initial Note, to convert any amounts owed under the Initial Note into Class A Common Stock of the Company at a conversion price equal to the greater of: (i) $0.25 or (ii) the lower of (A) the Fixed Conversion Price (as defined below) or (B) 90% multiplied by the lowest closing price of the Class A Common Stock during the ten trading days prior to the subject conversion date (representing a discount rate of 10%). The “Fixed Conversion Price” is the lower of (x) $0.75 or (y) the closing price of the Class A Common Stock on the 60th day following the date that the SEC has declared the registration statement required by the NPA effective for resales of the shares by White Lion. The conversion price shall be automatically adjusted equitably for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, as well as combinations, recapitalization, reclassifications, extraordinary distributions and similar events. At no time may White Lion hold or be required to take more than 4.99% (or up to 9.99% at the election of White Lion pursuant to the Initial Note) of the outstanding Class A Common Stock. In accordance with ASC 815, the Company determined that the embedded conversion option in the White Lion Notes should be bifurcated as a derivative liability and recorded as a discount, and the derivative liability accounted for at fair value on a recurring basis. See Note 8.

As of December 31, 2025 the balance on the note is $600,000 with an unamortized discount balance of $153,514 which will be amortized to interest expense through the maturity date. During the year ended December 31, 2025, the Company recognized $56,927 of amortization of debt discount.

Accrued interest on the convertible promissory notes was $9,153 and $11,590 as of December 31, 2025 and December 31, 2024, respectively.

Merchant Cash Advances

On December 4, 2024, the Company entered into a merchant cash advance agreement with a third party. The Company received $330,700 in cash proceeds. The Company will repay an aggregate of $497,000 on a weekly basis through July 2025. The difference between the proceeds received and the total repayment was recognized as debt discount, and is amortized through the maturity date. As of December 31, 2025 and December 31, 2024, the remaining balance owed on this advance was $0 and $447,299, respectively.

On March 18, 2025, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $617,500 and will repay an aggregate of $858,000 to the lender on a weekly basis through December 2025. As of December 31, 2025 the remaining balance owed on this advance was $0.

On June 5, 2025, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $570,000 and will repay an aggregate of $840,000 to the lender on a weekly basis through January 2026. As of December 31, 2025 the remaining balance owed on this advance was $0.

On August 13, 2025, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $488,800 and will repay an aggregate of $691,600 to the lender on a weekly basis through April 2026. As of December 31, 2025 the remaining balance owed on this advance was $0.

On November 18, 2025, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $736,250 and will repay an aggregate of $1,038,500 to the lender on a weekly basis through July 2026. As of December 31, 2025 the remaining balance owed on this advance was $865,417. The Company’s CFO guaranteed this purchase agreement, and the Company agreed to pay a 5% fee $51,925 to the CFO for providing the guarantee, which was recognized in selling, general and administrative expense on the Company’s consolidated statement of operations for the year ended December 31, 2025.

On December 19, 2025, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $900,000 and will repay an aggregate of $1,206,000 to the lender on a weekly basis through December 2026. As of December 31, 2025 the remaining balance owed on this advance was $1,157,760. The Company’s CFO guaranteed this purchase agreement, and the Company agreed to pay a 5% fee $60,300 to the CFO for providing the guarantee, which was recognized in selling, general and administrative expense on the Company’s consolidated statement of operations for the year ended December 31, 2025.

As of December 31, 2025 and 2024, there was $505,841 and $222,916 of unamortized discount related to the merchant cash advances, and the Company recognized $985,524 and $396,604 of amortization of debt discount related to the advances.

Future Maturities of Long-term debt

The following summarizes the Company’s maturities of all debt instruments described above:

Principal
Fiscal year ended:
December 31, 2026	$2,123,177
December 31, 2027	600,000
December 31, 2028	1,815,000
December 31, 2029	—
Total	$4,538,177

NOTE 6 — FORWARD PURCHASE AGREEMENT

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

NOTE 7 — STOCKHOLDERS’ EQUITY

As of December 31, 2025, there were 52,140,701 shares of Class A Common Stock, of which 400,000 are classified as redeemable common shares and 0 shares of Class B Common Stock outstanding.

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

On June 2, 2025, the Company entered into an Amendment No. 1 to the PSTE Agreement (“Amendment No. 1”) whereby the proposed closing date (“Outside Date”) was extended to June 6, 2025. On June 6, 2025, the Company entered into an Amendment No. 2 to the PSTE Agreement (“Amendment No. 2”) whereby the Outside Date was extended to on June 13, 2025.

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

On September 9, 2025, the Company entered into an Amendment No. 4 to the PSTE Agreement (“Amendment No. 4”) whereby (i) the Pogo ORRI Purchase Price was increased from $13,500,000 to $13,675,000, payable in cash at Closing, and (ii) the effective date of the transfer of the Pogo ORRI was changed from the first day of the month after the Closing occurs to the first day of the month in which the Closing occurs. The closing occurred on September 9, 2025 and the Company issued the 1,500,000 shares of Class A Common Stock to Pogo Royalty in exchange for all of Pogo Royalty’s outstanding preferred units of OpCo. As a result of the transaction, the Company now owns 100% of the outstanding units of OpCo. The Company reclassified noncontrolling interest balance of $17,012,649 associated with the OpCo Preferred Units to additional paid in capital in accordance with ASC 505.

In connection with the closing of the PTSE Agreement, the Investor ORRI Agreement and the Farmout Program, the Company awarded 875,000 shares of Class A Common Stock as bonuses to various employees of the Company with a fair value of $305,375 which was recorded as stock-based compensation. In addition, the Company awarded 250,000 shares of Class A Common Stock as bonuses to a consultant of the Company with a fair value of $87,250 which was recorded as a reduction of the gain on the sale of oil and gas properties. As of December 31, 2025 the shares had not yet been issued by the Company.

During the year ended December 31, 2025, the Company issued 21,120,163 shares of Class A Common Stock for the conversion of $8,474,540 in convertible notes principal and $10,888 of accrued interest pursuant to the terms of the convertible notes.

On October 18, 2024, the Company entered into a consulting agreement with a third party for financing services on a month to month basis. As compensation for services the Company will pay the consultant a fee of $20,000 per month consisting of $5,000 in cash and $15,000 in Class A common shares based on the average closing price for the last five trading days of the prior calendar month. During the year ended December 31, 2025, the Company issued a total of 224,900 shares of Class A Common Stock pursuant to the terms of the consulting agreement. The Company recognized stock-based compensation expense of $90,000.

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

On May 19, 2025, the Company entered into an agreement with a consultant to provide capital market advisory services for six months in exchange for 7,500 shares of Class A common stock to be awarded each month. The Company has issued 45,000 shares of Class A common stock with a fair value of $18,596.

On June 20, 2025, the Company issued 1,000,000 shares of Class A Common Stock related to the acquisition of South Justis Field discussed in Note 3. The issuance was recognized at a price of $0.5476 per share based on the closing date of June 20, 2025, resulting in a purchase price of $547,600, which was assigned in full to the lease acquisition costs. The Company also issued an additional 1,000,000 shares related to the MSA, which had a value of $547,600 and were recorded to prepaid expenses as of December 31, 2025 as the services have not yet been completed. Subsequent to December 31, 2025, 400,000 of the shares were returned to the Company which reduced the balance of prepaid expenses.

The Company recognized total stock-based compensation expense of $1,006,603 and $1,139,727 during the year ended December 31, 2025 and 2024, respectively and expects to recognize an additional $225,541 through December 31, 2026 assuming all awards vest. During the year ended December 31, 2025 and 2024, the Company withheld 175,577 and 10,267 shares of common stock, respectively, from the issuances upon vesting for estimated federal tax liabilities to the holders with a fair value of $63,006 and $10,267, respectively. During the year ended December 31, 2025, 9,167 shares were issued to an employee related to vesting of RSU awards.

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

In addition, the Company may, from time to time while a purchase notice is active, issue a Rapid Purchase Notice to White Lion for the purchase of shares (not to exceed 100,000 shares per individual request) at a purchase price equal to the lowest traded price of Common Stock during the one hour following White Lion’s acceptance of the Rapid Purchase for each request, and which the parties will close on the Rapid Purchase on the trading day the notice of the applicable Rapid Purchase is given within two Business Days of the applicable Rapid Purchase Date. Furthermore, White Lion agreed that, on any single Business Day, it shall not publicly resell an aggregate amount of Commitment Shares in an amount that exceeds 7% of the daily trading volume of our Class A Common Stock for the preceding Business Day, excluding any trades before or after regular trading hours and any block trades.

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

During the year ended December 31, 2025 the Company issued 14,770,000 shares under the Common Stock Purchase Agreement in exchange for cash proceeds of $8,502,252.

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

The Company recognized total stock-based compensation expense of $123,543 and $97,805 during the year ended December 31, 2025 and 2024, respectively and expects to recognize an additional $149,281 through the vesting period assuming all awards vest.

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2024:

2024
Volatility	110.42%
Expected life (years)	6.0
Risk-free interest rate	4.26%
Dividend rate	—%

The following table summarizes the stock option activity for the years ended December 31, 2025 and 2024:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2023	-	$-
Granted	235,000	$2.02
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding, December 31, 2024	235,000	$2.02
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and expected to vest, December 31, 2025	235,000	$2.02

The following table discloses information regarding outstanding and exercisable options at December 31, 2025:

		Outstanding			Exercisable
Exercise Price Range		Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
	$2.02	235,000	$2.02	8.19	78,333	$2.02
		235,000	$2.02	8.19	78,333	$2.02

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of December 31, 2025, the intrinsic value for the options vested and outstanding was $0.

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

The following table reflects the weighted average assumptions used to estimate the fair value of stock warrants granted during the year ended December 31, 2024:

2024
Volatility	79.42%
Expected life (years)	2
Risk-free interest rate	3.95%
Dividend rate	—%

The warrants had an estimated fair value of $981,826 which was recognized as stock-based compensation expense during the year ended December 31, 2024.

The following table summarizes the stock warrant activity for the years ended December 31, 2025 and 2024:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding and exercisable, January 1, 2024	14,564,000	$11.50
Granted	1,650,000	$2.82
Exercised	-	$-
Forfeited	-	$-
Expired	(300,000)	$(11.50)
Outstanding, December 31, 2024	15,914,000	$10.69
Granted	-	$-
Exercised	-	$-
Cancelled	(5,584,000)	$(11.50)
Expired	-	$-
Outstanding and expected to vest, December 31, 2025	10,330,000	$10.25

The following table discloses information regarding outstanding and exercisable warrants at December 31, 2025:

	Outstanding			Exercisable
Exercise Price Range	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.75	1,200,000	$0.75	0.80	1,200,000	$0.75
$11.50	9,130,000	$11.50	2.87	9,130,000	$11.50
	10,330,000	10.25	2.63	10,330,000	10.25

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of December 31, 2025, the intrinsic value for the warrants vested and outstanding was $0.

NOTE 8— FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of the Company’s assets and liabilities not recorded at fair value on a recurring basis, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement”, approximates the carrying amounts represented on the balance sheet.

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

 Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows:

Commodity Derivatives

The Company’s commodity price derivatives primarily represent crude oil collar contracts (some with long calls), fixed price swap contracts and differential swap contracts. The asset and liability measurements for the Company’s commodity price derivative contracts are determined using Level 2 inputs. The asset and liability values attributable to the Company’s commodity price derivatives were determined based on inputs that include, but not limited to, the contractual price of the underlying position, current market prices, crude oil forward curves, discount rates, and volatility factors. The Company had a net derivative asset of $63,334 and $106,397 as of December 31, 2025 and 2024, respectively.

Convertible Note Liability

During the year ended December 31, 2024, certain of the Company’s convertible note agreements contained conversion terms that may require the debt to be settled with a variable number of shares based on discounted pricing to market of the Company’s Class A Common Stock. Under ASC 480, the instrument is accounted for at fair value, which are determined using level 3 inputs. As of December 31, 2025, none of the outstanding convertible note agreements contained the same conversion terms that may require the debt to be settled with a variable number of shares based on discounted pricing to market of the Company’s Class A Common Stock.

The following table represents the weighted average inputs used in calculating the fair value of the conversion features of the convertible notes on the date of issuance and December 31, 2024:

	December 31, 2024	Issuance Date

Term, in years	2.92	3
Expected volatility	83.2%	82.40%
Risk-free interest rate	4.27%	4.25%
Expected dividend yield	—%	—%

The Company estimated the present value of the convertible notes using an estimated 15% discount rate and the three-year maturity period. The Company estimated the aggregate fair value at issuance to be $698,620, and estimated the fair value at December 31, 2024 to be $891,364, resulting in a loss on change in fair value of $192,744 for the year ended December 31, 2024. During the year ended December 31, 2025, the Company recorded a change in fair value of $131,677 upon settlement of the notes.

Convertible Note embedded conversion option

During the year ended December 31, 2025, certain of the Company’s convertible note agreements contained conversion terms that may require the debt to be settled with a variable number of shares based on discounted pricing to market of the Company’s Class A Common Stock. Under ASC 815, the instrument is accounted for at fair value, which are determined using level 3 inputs.

The Company estimated the fair value of the derivative liability as of December 31, 2025, and each respective issuance date using a Monte-Carlo simulation model, and the following key assumptions:

	December 31, 2025	Issuance Dates

Term, in years	0.83-2.08	1.48-3.01
Expected volatility	115.5%	81.40-102.4%
Risk-free interest rate	3.42-3.46%	3.79-4.18%
Expected dividend yield	—%	—%
Continuous discount rate	14.27-14.48%	8.84-14.62%
Discount rate	3.42-14.48%	4.18-14.56%
Discount factor	0.89-0.97	0.68-0.94

Upon conversion, the Company estimated the fair value of the derivative liability as the share price on the date of conversion multiplied by the shares issued upon conversion, less the principal amount converted.

The following table represent the activity related to the embedded conversion options during the year ended December 31, 2025:

Derivative liability as of December 31, 2024	$-
Value of derivative upon exchange on 2025 Convertible Notes	1,605,939
Value of derivative upon issuance of White Lion Notes	171,561
Value of derivative settled upon conversion of notes	(3,440,412)
Change in fair value of derivative liability	2,070,278
Derivative liability as of December 31, 2025	$407,366

Forward Purchase Agreement

The fair value upon issuance of the Forward Purchase Agreement (both the FPA Put Option liability and Fixed Maturity Consideration) and the change in fair value is included in other expense, net in the consolidated statements of operations. The fair value of the FPA was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over all simulated paths. The Maturity Consideration was also valued as part of this model as the timing of the payment of the Maturity Consideration may be accelerated if the Maturity Date is accelerated. The model also considered the likelihood of a dilutive offering of common stock.

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

Warrant Liability

Based on the redemption right present in the warrants issued in connection with promissory notes, the warrants are accounted for as a liability in accordance with ASC 480 and ASC 815, with the changes in fair value of the warrants recognized in the statement of operations.

The Company valued the warrants using the trading prices of the Public Warrants, which mirror the terms of the note payable warrants. The Company also estimated the fair value of the redemption put using a present value calculation for the time from the Closing Date of the MIPA through the 18-month redemption date and an estimated discount rate of 15%. The estimated fair value of the warrants and redemption put was $0 and $5,681,849 as of December 31, 2025 and December 31, 2024, respectively, and the Company recognized a change in fair value of the warrant liability of a loss of $152,490 and $804,004 during the years ended December 31, 2025 and 2024, respectively. The warrant liability estimated fair value is considered a level 3 fair value measurement.

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

The Company estimated the fair value of the Put Option Right to be $2,309,000 and $2,650,000 as of December 31, 2025 and 2024, respectively, and recognized a gain (loss) on the change in fair value of the derivative liability of $341,000 and $(746,000) during the year ended December 31, 2025 and 2024, respectively. The Company estimated the fair value of the derivative liability as of December 31 2025 and 2024 using a Monte-Carlo simulation model, and the following key assumptions: 1) Estimated CEO tenure of approximately 8 years from his appointment in December 2023; 2) equity volatility of 96.9% and 87.2%; 3) risk free-rate of 3.84% and 4.41%; and 4) an estimated discount rate of 13.86% and 9.98%. The Company will accrete the value of the mezzanine equity to redemption value over the estimated period until exercise when the estimated redemption value exceeds the estimated fair value of the derivative liability. The estimated fair value of the Put Option Right is considered a level 3 fair value measurement.

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

NOTE 9 — RELATED PARTY TRANSACTIONS

On May 5, 2022, the Company entered into a Referral Fee and Consulting Agreement (the “Consulting Agreement”) with Alexandria VMA Capital, LLC (“Alexandria”), an entity controlled by Mr. Caravaggio, who became the Company’s CEO on December 17, 2023. Pursuant to the Consulting Agreement, Alexandria provided information and contacts with suitable investments and acquisition candidates for the Company’s initial business combination. In addition, Alexandria provided due diligence, purchasing and negotiating strategy advice, organizational and operational advice, and such other services as requested by the Company. In consideration of the services provided by Alexandria, the Company paid to Alexandria Capital a referral fee of $1,800,000 equal to 2% of the total value of the Company’s business combination, with half being paid by the issuance of 89,000 shares of the Company’s Class A Common Stock. No gain was recognized on the issuance of these shares for the difference in the fair value of the shares and the $900,000 payable due to the related party nature of the transaction. The remaining $900,000 was reflected as accounts payable. As of December 31, 2025 and 2024, the Company owes $0 and $403,000 of the fee, respectively.

During the fiscal year ended December 31, 2021, the Company and Dante Caravaggio entered into a side agreement in connection with his purchase of 400,000 shares of Class A Common Stock at $2.00 per share (the “Side Agreement”). The Side Agreement granted the holder a one year right to require the Company to repurchase his shares of Class A Common Stock at a price of $15.00 per share (the “Put Option Right”) in cash. The Put Option Right becomes exercisable upon the shares being considered freely tradeable and the holder not being an insider of the Company as defined by the SEC. To date these events have not occurred. In accordance with U.S. GAAP, the shares of Class A Common Stock are classified as mezzanine equity at their initial purchase price, and the Put Option Right is bifurcated from the host instrument and accounted for as a derivative liability in accordance with ASC 815 at fair value.

On January 20, 2023, January 27, 2023, and February 14, 2023, Mr. Caravaggio entered into Private Notes Payable with the Company. Pursuant to the Private Notes Payable, Mr. Caravaggio paid an aggregate amount of $179,000 and received promissory notes in the aggregate principal amount of $179,000, accruing interest at a rate of 15% per annum, and common stock warrants to purchase an aggregate of 179,000 shares of Class A Common Stock of the Company at an exercise price of $11.50 per share. The warrants issued to Mr. Caravaggio are identical to the Public Warrants that are publicly traded on the NYSE American under the symbol “EONR.WS” in all material respects, except that the warrants were not transferable, assignable or salable until 30 days after the Company’s initial business combination. The warrants are exercisable on the same basis as the Public Warrants. On November 13, 2023, pursuant to an Exchange Agreement, the Company agreed with Dante Caravaggio to exchange, in consideration of the surrender and forgiveness of an aggregate amount (including principal and interest accrued thereon) of $100,198 due under the Private Notes Payable, for 20,040 shares of Class A Common Stock at a price per share equal to $5.00 per share. The Company recognized a loss extinguishment of $101,204 in connection with this transaction. During the year ended December 31, 2025, the Company entered into a 2025 Exchange Agreement with Mr. Caravaggio to exchange $89,500 of principal and 179,000 of warrants into a convertible note with a principal amount of $268,500. See Note 5 for further information.

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

As of December 31, 2025, the Company has accrued approximately $1.75 million related to various employment disputes which were acquired as part of the fiscal year 2023 acquisition, which is included in “Accrued liabilities and other” in the accompanying consolidated balance sheet. During the year ended December 31, 2025, we recorded an additional $1.5 million in expense, which is included in “General and Administrative” expenses in the accompanying consolidated statement of operations as a result of changes in estimates.

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

As of December 31, 2025 and 2024, the Company has an environmental remediation liability of $675,000 recognized on its consolidated balance sheet relating to an oil spill at one of the producing sites in fiscal year 2017 which is recorded in other liabilities in the consolidated balance sheets. The producing site was subsequently sold in 2019 remediation costs were indemnified to the purchaser. Management based the remediation liability on the undiscounted cost received from third- party quotes to remediate the spill. As of December 31, 2025, the Company does not believe it is likely remediation will be required in the next five years.

NOTE 11 — INCOME TAXES

As of December 31, 2025 and 2024, the Company’s net deferred tax assets were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets
Federal net operating loss	$1,402,259	$1,913,959
Transaction costs	1,408,371	1,515,401
Accrued expenses	670,754	1,202,259
Deferred compensation	1,350,406	446,113
Derivative liability	-	228,732
Stock-based compensation	818,497	648,697
Other	73,972	45,322
Total deferred tax assets	5,724,259	6,000,483
Deferred tax liabilities
Oil and natural gas properties	(8,385,100)	(8,665,914)
Prepaid expenses	(37,740)	-
Equipment credit	(1,244,559)	-
Unrealized gain on derivatives	(16,252)	(27,302)
Total deferred tax liabilities	(9,683,651)	(8,693,216)
Net deferred tax liabilities	(3,959,392)	(2,692,733)
Valuation allowance for deferred tax assets	-	-
Net Deferred tax liability, net of allowance	$(3,959,392)	$(2,692,733)

The income tax provision consists of the following:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Current income tax (benefit) expense
Federal	$503,692	$-
State	143,203	-
Total current income tax expense	646,895	-
Deferred tax (benefit) expense:
Federal	1,036,586	(2,840,051)
State	230,073	(630,356)
Valuation allowance	-	-
Total deferred income tax (benefit) expense	1,266,659	(3,470,407)
Total income tax (benefit) expense	$1,913,554	$(3,470,407)

As of December 31, 2025, the Company had $5,464,555 of estimated U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
Expected income tax expense (benefit) computed at the statutory rate	$(1,724,743)	21.00%	$(2,792,305)	21.00%
State Taxes (Net of Federal Benefit)	343,205	(4.18)%	(667,494)	5.02%
Nontaxable or Nondeductible Items
Gain on forgiveness of debt – equity related party	1,133,061	(13.80)%	-	-
Change in fair value of derivative liability, related party	(71,610)	0.87%	-	-
Change in fair value of derivative liability	434,758	(5.29)%	-	-
Loss on extinguishment of debt	337,247	(4.11)%	-	-
Other	60,344	(0.73)%	420,205	(3.16)%
Exchange of Class B units for Class A common stock	1,401,292	(17.06)%	(430,813)	3.24%
Income tax provision (benefit)	1,913,554	(23.30)%	(3,470,407)	26.10%

The effective income tax rate differs from the U.S. statutory rate of 21 percent primarily due to nontaxable or nondeductible differences between GAAP income and taxable income.

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

NOTE 12 — SUBSEQUENT EVENTS

On February 16, 2026, the board of directors approved RSUs in the aggregate amount of 225,000 to the non-employee directors of the Company, which vest immediately, RSUs in the aggregate amount of 225,000 to the executive officers of the Company, which vest: (i) 1/3 immediately, (ii) 1/3 on November 15, 2027, and (iii) 1/3 on November 15, 2028. In addition, the board of directors approved RSUs in the aggregate amount of 120,000 to various employees of the Company, which vest: (i) 1/3 on each December 16, 2026, 2027 and 2028, respectively.

On March 18, 2026, the board of directors approved RSUs in the aggregate amount of 245,902 to two non-employee directors of the Company, an aggregate of 122,951 options to purchase Class A common stock at an exercise price of $0.61 per share for a period of 10 years to one non-employee director of the Company, which all vest on November 15, 2026. The board of directors also approved options to purchase Class A common stock at an exercise price of $0.61 per share for a period of 10 years in the aggregate amount of 743,853 to the executive officers of the Company, which vest: 1/3 on November 15, 2026, 2027, and 2028. In addition, the board of directors approved options with the same terms as those to officers in the aggregate amount of 275,000 to various employees of the Company, which vest: 1/3 on each November 15, 2026, 2027 and 2028, respectively. The board of directors also approved issuance of 100,000 RSUs which have yet to be allocated to employees which will vest 1/3 on each December 16, 2027, 2028, and 2029, respectively.

Subsequent to December 31, 2025, the Company issued 3,170,912 shares pursuant to the conversion of $1,065,000 of principal in convertible notes payable. In addition, the Company issued 159,914 shares pursuant to the settlement of $47,263 of accrued interest outstanding. The Company also issued 3,334 shares pursuant to vesting of RSU awards.

On January 12, 2026, the Company issued a convertible promissory note in the aggregate principal amount of $600,000 to White Lion in exchange for $564,000 in cash from White Lion with a maturity date of July 11, 2027 under the Second Closing, which bears interest at 5.0%. White Lion has the right, at any time until complete satisfaction of the amounts owed under the Initial Note, to convert any amounts owed under the Initial Note into Class A Common Stock of the Company at a conversion price equal to the greater of: (i) $0.25 or (ii) the lower of (A) the Fixed Conversion Price (as defined below) or (B) 90% multiplied by the lowest closing price of the Class A Common Stock during the ten trading days prior to the subject conversion date (representing a discount rate of 10%). The “Fixed Conversion Price” is the lower of (x) $0.75 or (y) the closing price of the Class A Common Stock on the 60th day following the date that the SEC has declared the registration statement required by the NPA effective for resales of the shares by White Lion. The conversion price shall be automatically adjusted equitably for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, as well as combinations, recapitalization, reclassifications, extraordinary distributions and similar events. At no time may White Lion hold or be required to take more than 4.99% (or up to 9.99% at the election of White Lion pursuant to the Initial Note) of the outstanding Class A Common Stock. In accordance with ASC 815, the Company determined that the embedded conversion option in the White Lion Notes should be bifurcated as a derivative liability and recorded as a discount, and the derivative liability accounted for at fair value on a recurring basis.

On February 4, 2026, the Company issued a convertible promissory note in the aggregate principal amount of $600,000 to White Lion in exchange for $564,000 in cash from White Lion with a maturity date of January 7, 2027 under the Second Closing, which bears interest at 5.0%. White Lion has the right, at any time until complete satisfaction of the amounts owed under the Initial Note, to convert any amounts owed under the Initial Note into Class A Common Stock of the Company at a conversion price equal to the greater of: (i) $0.20 or (ii) the lower of (A) the Fixed Conversion Price (as defined below) or (B) 90% multiplied by the lowest closing price of the Common Stock during the ten (10) Trading Days prior to the subject Conversion Date (representing a discount rate of 10%), provided however, in the event that such Conversion Price would be less than $0.20 per share (the “Floor Price”), in any instance, then the applicable Conversion Price for such conversion shall be equal to the Floor Price. “Fixed Conversion Price” means the lower of (x) $0.75 or (y) the closing price of the Common Stock on the sixtieth (60th) day (or, if such date is not a Trading Day, then the first Trading Day thereafter) following the date that the SEC has declared the Registration Statement required by the Note Purchase Agreement effective for resales of the Conversion Shares by the White Lion. The conversion price shall be automatically adjusted equitably for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, as well as combinations, recapitalization, reclassifications, extraordinary distributions and similar events. At no time may White Lion hold or be required to take more than 4.99% (or up to 9.99% at the election of White Lion pursuant to the Initial Note) of the outstanding Class A Common Stock. In accordance with ASC 815, the Company determined that the embedded conversion option in the White Lion Notes should be bifurcated as a derivative liability and recorded as a discount, and the derivative liability accounted for at fair value on a recurring basis.

On March 6, 2026, the Company issued a convertible promissory note in the aggregate principal amount of $600,000 to White Lion in exchange for $564,000 in cash from White Lion with a maturity date of April 1, 2027 under the Second Closing, which bears interest at 5.0%. White Lion has the right, at any time until complete satisfaction of the amounts owed under the Initial Note, to convert any amounts owed under the Initial Note into Class A Common Stock of the Company at a conversion price equal to the greater of: (i) $0.10 or (ii) the lower of (A) the Fixed Conversion Price (as defined below) or (B) 90% multiplied by the lowest closing price of the Common Stock during the ten (10) Trading Days prior to the subject Conversion Date (representing a discount rate of 10%), provided however, in the event that such Conversion Price would be less than $0.10 per share (the “Floor Price”), in any instance, then the applicable Conversion Price for such conversion shall be equal to the Floor Price. “Fixed Conversion Price” means the lower of (x) the closing price of the Common Stock on the six (6) month anniversary of the Issue Date (or, if such date is not a Trading Day, then the first Trading Day thereafter), or (y) the closing price of the Common Stock on the sixtieth (60th) day (or, if such date is not a Trading Day, then the first Trading Day thereafter) following the date that the SEC has declared the Registration Statement required by the Note Purchase Agreement effective for resales of the Conversion Shares by White Lion. The conversion price shall be automatically adjusted equitably for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, as well as combinations, recapitalization, reclassifications, extraordinary distributions and similar events. At no time may White Lion hold or be required to take more than 4.99% (or up to 9.99% at the election of White Lion pursuant to the Initial Note) of the outstanding Class A Common Stock. In accordance with ASC 815, the Company determined that the embedded conversion option in the White Lion Notes should be bifurcated as a derivative liability and recorded as a discount, and the derivative liability accounted for at fair value on a recurring basis.

During the three months ended March 31, 2026, officers, directors and other employees agreed to structure an aggregate of $3,446,454 of deferred salary and bonuses into promissory notes. The notes carry interest at 15.0%, payable quarterly, and mature on July 1, 2029.

On April 1, 2026, the Company issued a convertible promissory note in the aggregate principal amount of $1,200,000 to White Lion in exchange for $1,128,000 in cash from White Lion with a maturity date of July 1, 2027 which bears interest at 5.0%. White Lion has the right, at any time until complete satisfaction of the amounts owed under the Initial Note, to convert any amounts owed under the Initial Note into Class A Common Stock of the Company at a conversion price equal to the greater of: (i) $0.15 or (ii) the lower of (A) the Fixed Conversion Price (as defined below) or (B) 90% multiplied by the lowest closing price of the Common Stock during the ten (10) Trading Days prior to the subject Conversion Date (representing a discount rate of 10%), provided however, in the event that such Conversion Price would be less than $0.15 per share (the “Floor Price”), in any instance, then the applicable Conversion Price for such conversion shall be equal to the Floor Price. “Fixed Conversion Price” means the lower of (x) $1.25 (or, if such date is not a Trading Day, then the first Trading Day thereafter), or (y) the closing price of the Common Stock on the ninetieth (90th) day (or, if such date is not a Trading Day, then the first Trading Day thereafter) following the Issue Date. The conversion price shall be automatically adjusted equitably for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, as well as combinations, recapitalization, reclassifications, extraordinary distributions and similar events. At no time may White Lion hold or be required to take more than 4.99% (or up to 9.99% at the election of White Lion pursuant to the Initial Note) of the outstanding Class A Common Stock.

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

Capitalized Costs Related to Crude Oil and Natural Gas Producing Activities

Aggregate capitalized costs related to crude oil and natural gas exploration and production activities with applicable accumulated depreciation, depletion, and amortization are presented below as of the dates indicated:

	As of December 31,
	2025	2024
Oil and natural gas properties

Proved	$90,443,361	$100,285,138
Less: accumulated depreciation, depletion, and amortization	(8,491,565)	(2,759,226)
Net oil and natural gas properties capitalized costs	$81,951,796	$97,525,912

Costs Incurred for Oil and Natural Gas Producing Activities

Costs incurred in crude oil and natural gas exploration and development for the periods presented:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Acquisition Costs	$13,675,000	$-
Exploration costs	-	-
Development costs	6,872,649	6,095,765
Total	$20,547,649	$6,095,765

Reserve Quantity Information

The following information represents estimates of the Company’s proved reserves as of December 31, 2025 and 2024, which have been prepared by an independent third party and they are presented in accordance with SEC rules. These rules require SEC reporting companies to prepare their reserve estimates using specified reserve definitions and pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The pricing that was used for estimates of the Company’s reserves as of December 31, 2025 and 2024 was based on an unweighted average 12-month average U.S. Energy Information Administration WTI posted price per Bbl for oil and Henry Hub prices for natural gas price per Mcf for natural gas, adjusted for transportation, quality and basis differentials. The Haas and Cobb reserve report as of December 31, 2025 is included in this filing and covers 94% of our reserves as of December 31, 2025, while the remaining 6% were developed by our internal reserve engineers.

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

The following table and subsequent narrative disclosure provides a roll forward of the total proved reserves for the years ended December 31, 2025 and 2024 as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year:

	For the years ended December 31,
	2025			2024
	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved Reserves:
Beginning of period	14,018	2,840	14,492	15,414	3,525	16,002
Extensions and discoveries	-	-	-	-	-	-
Acquisitions of minerals in place	169	-	169
Dispositions of minerals in place	(5,307)	(1,226)	(5,511)	-	-	-
Revisions to previous estimates	(5,951)	(903)	(6,102)	(1,140)	(472)	(1,219)
Production	(244)	(142)	(268)	(256)	(213)	(291)
End of period	2,685	569	2,780	14,018	2,840	14,492
Proved Developed Reserves:
Beginning of period	9,803	2,056	10,145	11,277	2,674	11,723
End of period	2,685	569	2,780	9,803	2,056	10,145
Proved Undeveloped Reserves:
Beginning of period	4,215	784	4,346	4,137	850	4,279
End of period	-	-	-	4,215	784	4,346

Extensions and discoveries. For the year ended December 31, 2025 and 2024, extensions and discoveries contributed to the increase of 0 MBoe, in the Company’s proved reserves.

Revisions of previous estimates. For the year ended December 31, 2025, revisions of previous estimates resulted in the decrease of reserves with a negative revision of 6,102 MBoe in the Company’s proved reserves. For the year ended December 31, 2024, revisions of previous estimates resulted in the decrease of reserves with a negative revision of 1,219 MBoe in the Company’s proved reserves. The negative revisions in 2025 is primarily attributable to a change in classification of certain reserves from proved to probable due to changes in the timing of development plans and the capital requirements, and decrease in year-end SEC commodity prices for oil and natural gas The negative revisions in 2024 is primarily attributable to the decrease in year-end SEC commodity prices for oil and natural gas.

Dispositions of minerals in place. For the year ended December 31, 2025, dispositions of minerals in place resulted in the decrease of reserves of 5,511 MBoe in the Company’s proved reserves. The disposition in 2025 is attributable to the sale of a net 5% ORRI in the existing fields.

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

The estimates of future cash flows and future production and development costs as of December 31, 2025 and 2024 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	For the year ended December 31,
	2025	2024
	(in thousands)
Future cash inflows	$174,883	$1,086,436
Future production costs	(110,477)	(453,384)
Future development costs	(51,368)	(124,216)
Future income tax expense	(17,821)	(91,226)
Future net cash flows	(4,783)	417,610
10% annual discount for estimated timing of cash flows	35,967	(244,497)
Standardized measure of discounted future net cash flows	$31,184	$173,113

In the foregoing determination of future cash inflows, sales prices used for oil and natural gas for December 31, 2025 and 2024 were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month. Prices were adjusted by lease for quality, transportation fees and regional price differentials. Future costs of developing and producing the proved gas and oil reserves reported at the end of each year shown were based on costs determined at each such year-end, assuming the continuation of existing economic conditions. Furthermore, future development costs include abandonment costs.

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

Changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	For the year ended December 31,
	2025	2024
	(in thousands)
Balance, beginning of period	$173,113	$255,109
Net change in sales and transfer prices and in production (lifting) costs related to future production	(114,554)	(32,505)
Sales and transfers of oil and natural gas produced during the period	(5,748)	(9,452)
Changes in estimated future development costs	(73,217)	2,018
Previously estimated development incurred during the period	6,873	6,096
Net purchases (divestitures) of reserves in place	(335)	—
Net change due to revisions in quantity estimates	(84,098)	(20,516)
Net change due to extensions and discoveries, and improved recovery	—	—
Net change due to changes in estimated income taxes	27,893	(8,641)
Accretion of discount	17,311	25,511
Timing and other differences	83,946	(44,507)
Standardized measure of discounted future net cash flows	$31,184	$173,113

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

In addition, the Company determined that the conversion options within the 2025 Convertible Notes and the White Lion Notes should be bifurcated as derivative liabilities and accounted for at fair value as further discussed in Note 8 above.

In addition, as previously reported in the Company’s September 30, 2025, 10Q filed on November 14, 2025, during the preparation of its financial statements for the nine months ended September 30, 2025, the Company determined the asset retirement obligation liability and related accretion of asset retirement obligation expenses incurred during three months ended March 31, 2025, three months ended June 30, 2025 and the six months ended June 30, 2025 was overstated due to an incorrect discount rate being used in the calculation. The Company also identified errors related to (i) the accounting for certain vendor invoices in the correct period which resulted in additional capitalized expenditures related to oil and gas operations, additional lease operating and general and administrative expenses, and corresponding changes to accounts payable and other accrued liabilities, (ii) incorrect recognition of royalties payable at the proper ownership interest and historical differentials, (iii) recognition of certain crude oil and natural gas sales in the wrong period, (iv) recognition of certain production taxes and lease operating expenses in the wrong period, (v) incorrect recognition of interest expense and gain on the settlement of liabilities during the third quarter of 2025, (vi) proper classification of capital expenditures related to oil and gas operations between prepaid expenditures and capitalized assets, (vii) improper recognition and classification of cash received for settlement of commodity derivatives, (viii) incorrect classification between current and long term assets of security deposits on oil and gas bonds and (ix) the related estimated tax impacts of the previously mentioned errors in its consolidated financial statements. Additionally, the Company identified an error in which it had incorrectly capitalized certain prepaid workover costs to Oil and Gas properties which had not yet actually been incurred.

The impact of the errors on the previously issued unaudited condensed consolidated financial statements is as follows:

	Three Months Ended March 31, 2025
	As Reported	Adjustments	As Restated
Revenues
Natural gas and natural gas liquids	$139,532	$(59,500)	$80,032
Total revenues	4,564,598	(59,500)	4,505,098

Expenses
Lease operating	1,921,321	269,446	2,190,767
Accretion of asset retirement obligations	335,771	(328,779)	6,992
General and administrative	2,084,545	(275,655)	1,808,890
Total expenses	4,835,928	(334,988)	4,500,940
Operating income (loss)	(271,330)	275,488	4,158
Gain on extinguishment of liabilities	92,294	(484,113)	(391,819)
Change in fair value of derivative liabilities	-	(129,721)	(129,721)
Change in fair value of derivative liabilities - related party	-	113,000	113,000
Other income	13,627	(13,426)	201
Total other income (expense)	(2,251,286)	(514,260)	(2,765,546)
Income (loss) before income taxes	(2,522,616)	(238,772)	(2,761,388)
Income tax (provision) benefit	770,385	(65,516)	704,869
Net income (loss)	(1,752,231)	(304,288)	(2,056,519)
Net income (loss) attributable to NCI	-	(28,535)	(28,535)
Net income (loss) attributable to Eon Resources, Inc.	$(1,752,231)	$(275,753)	$(2,027,984)

Weighted average share outstanding, common stock - basic and diluted	15,338,289	-	15,338,289
Net income (loss) per share of common stock – basic and diluted	$(0.11)	(0.02)	$(0.13)

Condensed Consolidated Balance Sheet	As of March 31, 2025
	As Reported	Adjustment	As Restated

Crude oil and natural gas properties, successful efforts method:
Proved Properties	$100,926,091	$(36,870)	$100,889,221
Total oil and natural gas properties, net	98,069,791	(36,870)	98,032,921
Total Assets	$103,860,046	$(36,870)	$103,823,176

Accounts payable	$6,599,927	$(319,306)	$6,280,621
Accrued liabilities and other	8,393,414	(130,614)	8,262,800
Royalties payable	4,117,471	479,767	4,597,238
Total current liabilities	33,707,812	29,847	33,737,659
Asset retirement obligations	1,385,056	(328,779)	1,056,277
Deferred tax liability	1,922,348	65,516	1,987,864
Derivative liabilities	-	216,646	216,646
Derivative liabilities, related parties	-	2,537,000	2,537,000
Total for non-current liabilities	37,644,078	2,490,383	40,134,461
Total liabilities	71,351,890	2,520,230	73,872,120

Redeemable common stock	-	800,000	800,000

Class A Common Stock	1,792	(40)	1,752
Additional paid in capital	41,237,209	(402,772)	40,834,437
Accumulated deficit	(29,951,259)	1,253,477	(28,697,782)
Total stockholders’ deficit attributable to EON Resources, Inc.	11,287,742	850,665	12,138,407
Noncontrolling Interest	21,220,414	(4,207,765)	17,012,649
Total Stockholders’ Equity	32,508,156	(3,357,100)	29,151,056
Total Liabilities and Stockholders Equity	$103,860,046	$(36,870)	$103,823,176

	Three Months Ended June 30, 2025
	As Reported	Adjustments	As Restated
Revenues
Crude oil	$3,520,740	$74,402	$3,595,142
Natural gas and natural gas liquids	67,840	(25,500)	42,340
Total revenues	4,583,148	48,902	4,632,050

Expenses
Production taxes, transportation and processing	302,850	12,491	315,341
Lease operating	1,993,454	365,588	2,359,042
Accretion of asset retirement obligations	95,322	(86,809)	8,513
General and administrative	1,941,044	(132,699)	1,808,345
Total expenses	4,790,860	158,571	4,949,431
Operating income (loss)	(207,712)	(109,669)	(317,381)
Gain on extinguishment of liabilities	207,307	(1,121,825)	(914,518)
Change in fair value of derivative liabilities	-	(755,558)	(755,558)
Change in fair value of derivative liabilities - related party	-	449,000	449,000
Interest expense	(1,678,538)	28,882	(1,649,656)
Other income	281,715	(281,715)	-
Total other income (expense)	(1,491,511)	(1,681,216)	(3,172,727)
Income (loss) before income taxes	(1,699,223)	(1,790,885)	(3,490,108)
Income tax (provision) benefit	398,744	135,515	534,259
Net income (loss)	(1,300,479)	(1,655,370)	(2,955,849)
Net income (loss) attributable to Eon Resources, Inc.	$(1,300,479)	$(1,655,370)	$(2,955,849)

Weighted average share outstanding, common stock - basic and diluted	22,575,043	-	22,575,043
Net income (loss) per share of common stock – basic and diluted	$(0.06)	(0.07)	$(0.13)

	Six Months Ended June 30, 2025
	As Reported	Adjustments	As Restated
Revenues
Crude oil	$7,913,345	$74,402	$7,987,747
Natural gas and natural gas liquids	207,372	(85,000)	122,372
Total revenues	9,147,746	(10,598)	9,137,148

Expenses
Production taxes, transportation and processing	700,066	12,491	712,557
Lease operating	3,914,775	635,034	4,549,809
Accretion of asset retirement obligations	251,538	(236,033)	15,505
General and administrative	4,025,589	(408,354)	3,617,235
Total expenses	9,447,233	3,138	9,450,371
Operating income (loss)	(299,487)	(13,736)	(313,223)
Gain on extinguishment of liabilities	299,601	(1,605,938)	(1,306,337)
Change in fair value of derivative liabilities	-	(885,279)	(885,279)
Change in fair value of derivative liabilities - related party	-	562,000	562,000
Interest expense	(3,422,784)	28,882	(3,393,902)
Other income	295,342	(295,141)	201
Total other income (expense)	(3,742,797)	(2,195,476)	(5,938,273)
Income (loss) before income taxes	(4,042,284)	(2,209,212)	(6,251,496)
Income tax (provision) benefit	1,169,129	69,999	1,239,128
Net income (loss)	(2,873,155)	(2,139,213)	(5,012,368)
Net income (loss) attributable to NCI	-	(28,535)	(28,535)
Net income (loss) attributable to Eon Resources, Inc.	$(2,873,155)	$(2,110,678)	$(4,983,833)

Weighted average share outstanding, common stock - basic and diluted	18,809,177	-	18,809,177
Net income (loss) per share of common stock – basic and diluted	$(0.15)	(0.11)	$(0.26)

Condensed Consolidated Balance Sheet	As of June 30, 2025
	As Reported	Adjustment	As Restated

Accounts receivable – Crude Oil and natural gas sales	$1,433,262	$74,402	$1,507,664
Prepaid expenses and other current assets	488,183	861,056	1,349,239
Total current Assets	5,875,645	935,458	6,811,103
Crude oil and natural gas properties, successful efforts method:
Proved Properties	103,382,842	(1,043,485)	102,339,357
Total oil and natural gas properties, net	100,068,351	(1,043,485)	99,024,866
Other noncurrent asset	-	213,750	213,750
Total Assets	$105,963,996	$105,723	$106,069,719

Accounts payable	$6,279,528	$(357,729)	$5,921,799
Accrued liabilities and other	9,118,446	442,584	9,561,030
Royalties payable	4,434,575	536,896	4,971,471
Total current liabilities	27,607,625	621,751	28,229,376
Asset retirement obligations	1,430,899	(236,033)	1,194,866
Deferred tax liability	1,523,603	(69,999)	1,453,604
Derivative liabilities	-	728,582	728,582
Derivative liabilities, related parties	-	2,088,000	2,088,000
Total for non-current liabilities	40,139,959	2,510,550	42,650,509
Total Liabilities	67,747,584	3,132,301	70,879,885

Redeemable common stock	-	800,000	800,000

Class A Common Stock	3,435	(40)	3,395
Additional paid in capital	48,064,746	962,675	49,027,421
Accumulated deficit	(31,072,183)	(581,448)	(31,653,631)
Total stockholders’ deficit attributable to EON Resources, Inc.	16,995,998	381,187	17,377,185
Noncontrolling Interest	21,220,414	(4,207,765)	17,012,649
Total Stockholders’ Equity	38,216,412	(3,826,578)	34,389,834
Total Liabilities and Stockholders Equity	$105,963,996	$105,723	$106,069,719

	Three Months Ended September 30, 2025
	As Reported	Adjustments	As Restated
Revenues
Crude Oil	$4,351,800	$(117,945)	$4,233,855
Natural gas and natural gas liquids	132,466	(26,832)	105,634
Total revenues	4,364,341	(144,777)	4,219,564

Expenses
Production taxes, transportation and processing	435,539	(12,491)	423,048
Lease operating	2,545,969	203,248	2,749,217
General and administrative	2,591,296	54,001	2,645,297
Total expenses	6,129,063	244,758	6,373,821
Operating loss	(1,764,722)	(389,535)	(2,154,257)
Amortization of financing costs	(399,697)	(21,526)	(421,223)
Change in fair value of derivative liabilities	-	(779,187)	(779,187)
Change in fair value of derivative liabilities - related party	-	(563,000)	(563,000)
Interest expense	(1,220,390)	(67,329)	(1,287,719)
Gain on extinguishment of liabilities	1,846,684	(19,481)	1,827,203
Total other income (expense)	13,650,069	(1,450,523)	12,199,546
Income (loss) before income taxes	11,885,347	(1,840,058)	10,045,289
Income tax (provision) benefit	(6,260,472)	178,606	(6,081,866)
Net income (loss)	5,624,875	(1,661,452)	3,963,423
Net income (loss) attributable to Eon Resources, Inc.	$5,624,875	$(1,661,452)	$3,963,423

Weighted average share outstanding, common stock – basic	38,073,390	-	38,073,390
Weighted average share outstanding, common stock - diluted	54,964,640	-	54,964,640
Net income (loss) per share of common stock – basic	$0.15	(0.05)	$0.10
Net income (loss) per share of common stock –diluted	$0.10	(0.03)	$0.07

	Nine Months Ended September 30, 2025
	As Reported	Adjustments	As Restated
Revenues
Crude Oil	$12,265,145	$(43,543)	$12,221,602
Natural gas and natural gas liquids	339,838	(111,832)	228,006
Total revenues	13,512,087	(155,375)	13,356,712

Expenses
Lease operating expenses	6,460,744	838,282	7,299,026
General and administrative	6,616,885	(354,353)	6,262,532
Total Expenses	15,340,263	483,929	15,824,192
Operating loss	(1,828,176)	(639,304)	(2,467,480)
Gain on extinguishment of liabilities	2,146,285	(1,625,419)	520,866
Amortization of financing costs	(1,069,514)	(21,526)	(1,091,040)
Change in fair value of derivative liabilities	-	(1,664,466)	(1,664,466)
Change in fair value of derivative liabilities - related party	-	(1,000)	(1,000)
Interest expense	(4,643,174)	(38,447)	(4,681,621)
Other income	295,342	(295,141)	201
Total other income (expense)	9,907,272	(3,645,999)	6,261,273
Income (loss) before income taxes	8,079,096	(4,285,303)	3,793,793
Income tax (provision) benefit	(5,091,343)	248,605	(4,842,738)
Net income (loss)	2,987,753	(4,036,698)	(1,048,945)
Net income (loss) attributable to NCI	-	(28,535)	(28,535)
Net income (loss) attributable to Eon Resources, Inc.	$2,987,753	$(4,008,163)	$(1,020,410)

Weighted average share outstanding, common stock - basic	25,301,146	-	25,301,146
Weighted average share outstanding, common stock - diluted	47,789,972	(22,488,826)	25,301,146
Net income (loss) per share of common stock – basic	$0.12	(0.16)	$(0.04)
Net income (loss) per share of common stock – diluted	$0.07	(0.11)	$(0.04)

Condensed Consolidated Balance Sheet	As of September 30, 2025
	As Reported	Adjustment	As Restated

Prepaid expenses and other current assets	$2,631,633	$(1,136,594)	$1,495,039
Total current Assets	5,317,897	(1,136,594)	4,181,303
Crude oil and natural gas properties, successful efforts method:
Proved Properties	87,041,010	7,672	87,048,682
Total oil and natural gas properties, net	84,177,401	7,672	84,185,073
Other noncurrent assets	-	1,630,000	1,630,000
Total Assets	$89,515,298	$501,078	$90,016,376

Accounts payable	$5,859,332	$(190,232)	$5,669,100
Accrued liabilities and other	3,911,147	1,037,318	4,948,465
Royalties payable	4,023,291	601,491	4,624,782
Total current liabilities	15,258,502	1,448,577	16,707,079
Convertible note liability, net of discount	4,392,087	(150,035)	4,242,052
Deferred tax liability	7,067,245	(248,605)	6,818,640
Derivative liabilities	-	808,133	808,133
Derivative liabilities, related parties	-	2,651,000	2,651,000
Total for non-current liabilities	13,358,587	3,060,493	16,419,080
Total Liabilities	28,617,089	4,509,070	33,126,159

Redeemable common stock	-	800,000	800,000

Class A Common Stock	4,503	(40)	4,463
Additional paid in capital	86,104,981	(2,329,019)	83,775,962
Accumulated deficit	(25,211,275)	(2,478,933)	(27,690,208)
Total stockholders’ deficit attributable to EON Resources, Inc.	60,898,209	(4,807,992)	56,090,217
Total Stockholders’ Equity	60,898,209	(4,807,992)	56,090,217
Total Liabilities and Stockholders Equity	$89,515,298	$501,078	$90,016,376