Form 10-K/A
period 2025-12-31
EON Resources Inc.
filed 2026-10-13
CIK 1842556

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of EON Resources, Inc. (the “Company,” “we” or “our”) for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2026 (the “Original 10-K”).

On October 8, 2026, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) determined, based on management’s recommendation that the accounting estimate for depletion, depreciation and amortization of its oil and gas reserves was incorrectly applied on a retrospective basis arising from changes in classification of its reserves from proved undeveloped reserves to probable reserves instead of on a prospective basis. As a result, the Company previously overstated depletion, depreciation and amortization expense for the year ended December 31, 2025, and the related impact to its provision for income taxes.

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

As of December 31, 2025, we had $375,036 in cash and a working capital deficit of $21,851,454. Further, we had negative cash flow from operations of $7,645,418 for the year ended December 31, 2025. These factors raise substantial doubt about our ability to continue as a going concern. Management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock through the ELOC Purchase Agreement with White Lion, which can fund our operations and production growth, and be used to reduce our liabilities. While management believes that its plans and the overall outlook of the oil and gas industry sufficiently alleviate the factors raising substantial doubt about its ability to continue as a going concern, there can be no assurance of success.

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

	For the year ended December 31, 2025	For the year ended December 31, 2024
	(As restated)
Revenues
Crude oil	$15,621,918	$19,298,698
Natural gas and natural gas liquids	268,440	483,486
Gain (loss) on derivative instruments, net	663,010	(850,374)
Other revenue	383,196	487,109
Total revenues	16,936,564	19,418,919

Average sales prices:
Oil (per Bbl)	$63.93	$75.52
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	2.89	(1.91)
Oil net of settled oil derivatives (per Bbl)	66.82	73.61

Natural gas (per Mcf)	1.89	2.27

Realized price on a BOE basis excluding settled commodity derivatives	59.29	67.96
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	2.63	(1.68)
Realized price on a BOE basis including settled commodity derivatives	$61.92	$66.28

Expenses
Production taxes, transportation and processing	1,626,360	1,715,792
Lease operating	10,274,781	8,614,080
Depletion, depreciation and amortization	3,170,092	2,407,098
Accretion of asset retirement obligations	46,426	144,988
General and administrative	12,080,450	10,381,095
Total expenses	27,198,109	23,263,053

Costs and expenses (per BOE):
Production taxes, transportation, and processing	$6.07	$5.89
Lease operating expenses	38.33	29.59
Depreciation, depletion, and amortization expense	11.83	8.27
Accretion of asset retirement obligations	0.17	0.50
General and administrative	45.07	35.66

Net producing wells at period-end	472	342

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

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $3,170,092 as of December 31, 2025, compared to $2,407,098 as of December 31, 2024. DD&A was $11.83 per BOE for the year ended December 31, 2025, compared to $8.27 per BOE for the year ended December 31, 2024. The aggregate increase in DD&A expense for the year ended December 31, 2025 compared to 2024 was driven by a 43% increase in the DD&A rate per BOE, partially offset by a 8% decrease in production levels. The increase in the DD&A rate per BOE was driven by the increase in the oil and gas properties balance due to the development of the Seven Rivers waterflood interval and the decrease in the reserves balance due to the net conveyance of the additional 5% overriding royalty interest to Virtus, along with a change in reserve classification from proved to probable.

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

As of December 31, 2025, we had outstanding debt of $2,161,486 of convertible notes payable, $200,000 from related party notes payable and $1,517,337 from merchant cash advances. A total of $1,617,337 of this is due within one year. As of December 31, 2025, we had $375,036 of cash and cash equivalents on hand and had a working capital deficit of $21,851,454. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Exhibit No.	Description
2.1†	Amended and Restated Membership Interest Purchase Agreement, dated August 28, 2023, by and among Buyer, Seller, and Sponsor (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on August 30, 2023).
2.2	Amendment No. 1 to the Amended and Restated Membership Interest Purchase Agreement, dated November 15, 2023, by and among Buyer, Seller, and Sponsor (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
2.3	Letter Agreement between Buyer and Seller Re: Settle Up between Parties, dated November 15, 2023 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
2.4	Purchase, Sale, Termination and Exchange Agreement by and among Company, OpCo, SPAC Subsidiary, HNRA Royalties, Pogo Royalty, CIC, DenCo, Pogo Management, and 4400 Holdings LLC dated February 10, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registration on February 13, 2025).
2.5	Amendment No. 1 to Purchase, Sale, Termination and Exchange Agreement by and among Company, OpCo, SPAC Subsidiary, EON Energy LLC (f/k/a HNRA Royalties, LLC), Pogo Royalty, CIC, DenCo, Pogo Management, and 4400 dated June 2, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on June 17, 2025).
2.6	Amendment No. 2 to Purchase, Sale, Termination and Exchange Agreement by and among Company, OpCo, SPAC Subsidiary, EON Energy LLC (f/k/a HNRA Royalties, LLC), Pogo Royalty, CIC, DenCo, Pogo Management, and 4400 dated June 6, 2025 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Registrant on June 17, 2025).
2.7	Amendment No. 3 to Purchase, Sale, Termination and Exchange Agreement by and among Company, OpCo, SPAC Subsidiary, EON Energy LLC (f/k/a HNRA Royalties, LLC), Pogo Royalty, CIC, DenCo, Pogo Management, and 4400 dated June 13, 2025 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by the Registrant on June 17, 2025).
2.8	Amendment No. 4 to Purchase, Sale, Termination and Exchange Agreement by and among Company, OpCo, SPAC Subsidiary, EON Energy LLC (f/k/a HNRA Royalties, LLC), Pogo Royalty, CIC, DenCo, Pogo Management, and 4400 dated September 9, 2025 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on September 12, 2025).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).

3.2	Certificate of Amendment to Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on September 16, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on September 18, 2024).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on September 18, 2024).
3.4	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on November 26, 2024).
4.1	Description of Registrant’s Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on May 3, 2024 and incorporated herein by reference).
4.2	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
4.3	Warrant issued by EON Resources Inc. to Pryor Cashman LLP, dated October 18, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 21, 2024 and incorporated herein by reference).
10.1	Insider Letter between the Company and each of its executive officers, directors, HNRAC Sponsors LLC and its permitted transferees (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.3	Securities Subscription Agreement (founder shares), dated December 24, 2020, between the Company and HNRAC Sponsors LLC (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.4	Unit Subscription Agreement between the Company and HNRAC Sponsors LLC (private placement units) (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed by the Registrant on April 15, 2022).
10.5	Common Stock Purchase Agreement, dated October 17, 2022, by and between the Company and White Lion Capital, LLC (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on October 21, 2022).
10.6	Registration Rights Agreement, dated as of October 17, 2022, by and between HNR Acquisition Corp and White Lion Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant on October 21, 2022).
10.7	Amendment No.1 to the Common Stock Purchase Agreement, dated March 7, 2024, by and between the Company and White Lion Capital, LLC (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on March 7, 2024).
10.8	Amendment No. 2 to Common Stock Purchase Agreement between the Company and White Lion Capital LLC, dated June 17, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Registrant on June 20, 2024).
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed by the Registrant on December 28, 2021).
10.10+	2023 HNR Acquisition Corp Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by the Registrant on November 21, 2023).
10.11+	Executive Employment Agreement, dated January 29, 2024, by and between the Company and Mark Williams (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 1, 2024).
10.12+	Separation and Release Agreement, dated December 17, 2023, by and between the Company and Diego Rojas (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on December 20, 2023).
10.13+	Executive Employment Agreement, dated December 18, 2023, by and between the Company and Dante Caravaggio (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed by the Registrant on December 20, 2023).
10.14+	Employment Agreement, dated December 13, 2023, by and between the Company and Mitchell B. Trotter (incorporated by reference to Exhibit 10.31 to the Company’s Registrant Statement on Form S-1/A filed on August 5, 2024).
10.15+	Employment Agreement, dated December 13, 2023, by and between the Company and David M. Smith (incorporated by reference to Exhibit 10.32 to the Company’s Registrant Statement on Form S-1/A filed on August 5, 2024).
10.16	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed by the Registrant on January 24, 2025).

10.17	Form of Convertible Note (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed by the Registrant on January 24, 2025).
10.18†	Purchase and Sale Agreement by and among EON Energy, LLC, WPP NM, L.L.C., and Northwest Central, L.L.C., dated June 17, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 23, 2025).
10.19	Master Services Agreement by and between LHO Operating, LLC and Corsair Well Services, LLC, dated June 17, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 23, 2025).
10.20	Form of Note issuable to White Lion Capital, LLC pursuant to Note Purchase Agreement dated July 11, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on July 17, 2025).
10.21	Note Purchase Agreement by and between EON Resources Inc. and White Lion Capital, LLC dated July 11, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 17, 2025).
10.22†	Conveyance of Overriding Royalty Interest by and between LHO and Investor dated September 9, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 12, 2025).
10.23	Agreement Regarding Overriding Royalty Interest by and between LHO and Investor dated September 9, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on September 12, 2025).
10.24†	Joint Development, Leasehold Purchase, and Area of Mutual Interest Agreement by and between LHO and Virtus dated September 9, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on September 12, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by the Registrant on April 16, 2025).
21.1	List of Subsidiaries of EON Resources Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K Filed by the Registrant on September 28, 2026).
23.1*	Consent of Haas and Cobb Petroleum Consultants, LLC
23.2*	Consent of CBIZ CPAs P.C
23.3*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 on the Annual Report on Form 10-K filed by the Registrant on May 3, 2024).
99.1	Report of Haas and Cobb Petroleum Consultants, LLC (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K Filed by the Registrant on September 28, 2026).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Denotes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No.1 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

October 9, 2026

Eon Resources, Inc.

/s/ Dante Caravaggio
Name:	Dante Caravaggio
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dante Caravaggio	Chief Executive Officer, President and Director	October 9, 2026
Dante Caravaggio	(Principal Executive Officer)

/s/ Mitchell B. Trotter	Chief Financial Officer and Director	October 9, 2026
Mitchell B. Trotter	(Principal Financial Officer)

/s/ Mark Williams	Controller and VP Finance and Admin	October 9, 2026
Mark Williams	(Principal Accounting Officer)

/s/ Joseph V. Salvucci, Sr.	Chairman and Director	October 9, 2026
Joseph V. Salvucci, Sr.

/s/ Joseph V. Salvucci, Jr.	Director	October 9, 2026
Joseph V. Salvucci, Jr.

/s/ Kyle Bulpitt	Director	October 9, 2026
Kyle Bulpitt

EON RESOURCES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

EON Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of EON Resources, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Restatement of December 31, 2025 Financial Statements

As discussed in Note 15 to the consolidated financial statements, the Company has restated its 2025 consolidated financial statements to correct misstatements.

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

Houston, Texas

September 28, 2026, except for the effects of the restatement described in Note 15, which is dated October 9, 2026

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

EON RESOURCES INC

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(As Restated)
ASSETS
Cash and cash equivalents	$375,036	$2,971,558
Accounts receivable
Crude Oil and natural gas sales	1,405,032	1,777,846
Other	32,911	4,418
Short-term derivative instrument asset	63,334	106,397
Prepaid expenses and other current assets	1,199,129	298,886
Total current assets	3,075,442	5,159,105
Crude oil and natural gas properties, successful efforts method:
Proved Properties	90,443,361	100,285,138
Accumulated depreciation, depletion, and amortization	(4,951,565)	(2,759,226)
Total oil and natural gas properties, net	85,491,796	97,525,912
Other property, plant and equipment, net	20,000	20,000
Other noncurrent assets	1,891,348	-
TOTAL ASSETS	$90,478,586	$102,705,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,351,450	$8,870,324
Accounts payable – related parties	107,782	445,349
Accrued liabilities and other	9,821,912	7,923,613
Revenue and royalties payable	5,028,415	3,191,171
Revenue and royalties payable - Related Parties	-	132,563
Deferred underwriting fee payable	-	1,065,000
Current portion of related party notes payable, net of discount	-	3,556,750
Current portion of warrant liability	-	5,681,849
Current portion of long term debt	1,617,337	5,524,160
Total current liabilities	24,926,896	36,390,779
Long-term debt, net of current portion and discount	-	33,286,385
Related party notes payable	200,000	-
Convertible note liability	811,486	891,364
Convertible note liability, related party	1,250,000	-
Derivative liability	407,366	-
Derivative liability, related party	2,309,000	2,650,000
Deferred tax liability	4,830,392	2,692,733
Asset retirement obligations	1,281,147	1,049,285
Other liabilities	675,000	675,000
Total non-current liabilities	11,764,391	41,244,767
Total liabilities	36,691,287	77,635,546

Commitments and Contingencies

Redeemable common stock, $0.0001 par value; 400,000 shares outstanding subject to redemption at $15.00 per share as of December 31, 2025 and 2024, respectively	800,000	800,000

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Class A Common stock, $0.0001 par value; 100,000,000 authorized shares, 51,740,701 and 9,923,205 shares issued and outstanding at December 31, 2025 and 2024, respectively	5,173	992
Class B Common stock, $0.0001 par value; 20,000,000 authorized shares, 0 and 500,000 shares issued and outstanding at December 31, 2025 and 2024, respectively	-	50
Additional paid in capital	87,118,006	30,512,043
Accumulated deficit	(34,135,880)	(26,669,798)
Total stockholders’ equity attributable to Eon Resources, Inc.	52,987,299	3,843,287
Noncontrolling interest	-	20,426,184
Total stockholders’ equity	52,987,299	24,269,471
Total liabilities, MEZZANINE EQUITY and stockholders’ equity	$90,478,586	$102,705,017

The accompanying notes are an integral part of these consolidated financial statements.

EON RESOURCES INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(As Restated)
Revenues
Crude oil	$15,621,918	$19,298,698
Natural gas and natural gas liquids	268,440	483,486
Gain (loss) on derivative instruments, net	663,010	(850,374)
Other revenue	383,196	487,109
Total revenues	16,936,564	19,418,919
Expenses
Production taxes, transportation and processing	1,626,360	1,715,792
Lease operating	10,274,781	8,614,080
Depletion, depreciation and amortization	3,170,092	2,407,098
Accretion of asset retirement obligations	46,426	144,988
General and administrative	12,080,450	10,381,095
Total expenses	27,198,109	23,263,053
Operating income (loss)	(10,261,545)	(3,844,134)
Other Income (expenses)
Change in fair value of warrant liability	(152,490)	(804,004)
Change in fair value of convertible note liability	(131,677)	(192,744)
Change in fair value of FPA liability	-	561,099
Change in fair value of derivative liability	(2,070,278)	-
Change in fair value of derivative liability, related party	341,000	(746,000)
Amortization of debt discount	(1,475,191)	(2,361,627)
Interest expense	(4,892,170)	(7,643,200)
Interest income	49,700	58,793
Gain on extinguishment of liabilities	540,347	1,638,138
Gain/Loss on sale of assets	13,379,040	-
Other Income (expense)	201	36,989
Total other income (expenses)	5,588,482	(9,452,556)
Loss before income taxes	(4,673,063)	(13,296,690)
Income tax (provision) benefit	(2,821,554)	3,470,407
Net income (loss)	(7,494,617)	(9,826,283)
Net (income) loss attributable to noncontrolling interests	28,535	1,697,604
Net income (loss) attributable to EON Resources, Inc.	$(7,466,082)	$(8,128,679)

Weighted average share outstanding, common stock - basic and diluted	31,191,907	6,477,052
Net income (loss) per share of common stock – basic and diluted	$(0.24)	$(1.25)

The accompanying notes are an integral part of these consolidated financial statements.

EON RESOURCES INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Total
							Stockholders’
	Class A		Class B		Additional		Equity Attributable to Eon		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Resources	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	deficit	Inc.	Interest	Equity
Balance – December 31, 2023	4,835,131	484	1,800,000	180	$15,517,896	(18,541,119)	(3,022,559)	30,924,788	27,902,229
Share-based compensation	848,074	84	-	-	2,778,907	-	2,778,991	-	2, 778,991
Shares issued under equity line of credit	2,230,000	223	-	-	2,628,111	-	2,628,334	-	2,628,334
Class B exchanged for Class A	1,300,000	130	(1,300,000)	(130)	8,801,000	-	8,801,000	(8,801,000)	-
Shares issued to settle FPA	450,000	45	-	-	449,955	-	450,000	-	450,000
Shares issued to settle accounts payable	260,000	26	-	-	336,174	-	336,200	-	336,200
Net loss	-	-	-	-	-	(8,128,679)	(8,128,679)	(1,697,604)	(9,826,283)
Balance – December 31, 2024	9,923,205	$992	500,000	$50	$30,512,043	$(26,669,798)	$3,843,287	$20,426,184	$24,269,471
Shares issued under equity line of credit	14,770,000	1,477	-	-	8,500,775	-	8,502,252	-	8,502,252
Share-based compensation	1,783,668	178	-	-	1,154,212	-	1,154,390	-	1,154,390
Class B exchanged for Class A	500,000	50	(500,000)	(50)	3,385,000	-	3,385,000	(3,385,000)	-
Shares issued for conversion of notes payable	21,120,163	2,112	-	-	8,483,316	-	8,485,428	-	8,485,428
Shares issued for buyout of non-controlling interest	1,500,000	150	-	-	17,012,499	-	17,012,649	(17,012,649)	-
Shares issued to settle accounts payable	143,665	14	-	-	94,343	-	94,357	-	94,357
Shares issued for acquisition of oil and gas equipment	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Shares issued for acquisition of oil and gas leases	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Derivative liability conversion to common stock	-	-	-	-	3,440,412	-	3,440,412	-	3,440,412
Capital Contribution for related party debt extinguishment	-	-	-	-	13,440,406	-	13,440,406	-	13,440,406
Net loss (As Restated)	-	-	-	-	-	(7,466,082)	(7,466,082)	(28,535)	(7,494,617)
Balance – December 31, 2025 (As Restated)	51,740,701	$5,173	-	$-	$87,118,006	$(34,135,880)	$52,987,299	$-	$52,987,299

The accompanying notes are an integral part of these consolidated financial statements.

EON RESOURCES INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(As Restated)
Operating activities:
Net income (loss)	$(7,494,617)	$(9,826,283)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	3,170,092	2,407,098
Accretion of asset retirement obligations	46,426	144,988
Equity-based compensation	1,067,140	2,778,991
Deferred income tax provision (benefit)	2,137,659	(3,470,407)
Amortization of debt issuance costs	1,475,191	2,361,627
Gain on extinguishment of liabilities	(540,347)	(1,638,138)
Change in fair value of unsettled hedging derivatives	43,063	361,290
Change in fair value of convertible note liability	131,677	192,744
Change in fair value of warrant liability	152,490	804,004
Change in fair value of derivative liability	2,070,278	-
Change in fair value of derivative liability, related party	(341,000)	746,000
Change in fair value of forward purchase agreement	-	(561,099)
Loss on put option liability	-	-
Gain on sale of Oil and Gas properties	(13,379,040)	-
Changes in operating assets and liabilities:
Accounts receivable	344,321	411,240
Prepaid expenses and other assets	(481,643)	423,116
Purchase of plugging and abandonment insurance bonds	(1,891,348)	-
Accounts payable	(458,308)	3,024,413
Accounts payable – related parties	(337,567)	(316,651)
Accrued liabilities and other	4,935,434	3,018,930
Royalties payable	1,837,244	2,729,398
Royalties payable, related party	(132,563)	109,425
Net cash (used in) provided by operating activities	(7,645,418)	3,700,686
Investing activities:
Development of crude oil and gas properties	(6,563,949)	(3,555,062)
Purchases of oil and gas properties	(13,675,000)	-
Purchases of other equipment	-	(20,000)
Proceeds from Sale of ORRI on leasehold	45,500,000	-
Net cash provided by (used in) investing activities	25,261,051	(3,575,062)
Financing activities:
Proceeds from issuance of convertible debt	561,120	-
Repayments of long-term debt	(29,215,898)	(3,984,286)
Proceeds of short-term notes payable	3,312,550	1,298,200
Repayment of short-term notes payable	(3,572,179)	(989,018)
Proceeds from related party notes payable	-	450,000
Repayment of related party notes payable	-	(62,750)
Proceeds from sale of common stock	8,502,252	2,628,334
Proceeds from related party loans	200,000	-
Net cash used in financing activities	(20,212,155)	(659,520)
Net change in cash and cash equivalents	(2,596,522)	(533,896)
Cash and cash equivalents at beginning of period	2,971,558	3,505,454
Cash and cash equivalents at end of period	$375,036	$2,971,558

Cash paid during the period for:
Interest on debt	$3,345,169	$6,146,139
Income taxes	$-	$-
Amounts included in the measurement of operating lease liabilities	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Shares issued for acquisition of O&G Lease	$547,600	$-
Accrued purchases of property and equipment at period end	$308,700	$2,540,703
Shares issued for prepaid O&G equipment	$547,600	$-
Class B exchanged for Class A	$3,385,000	$8,801,000
Establishment of ARO liability for new lease	$130,076	$-
Capitalization of additional ARO Liability for changes in future cash flows	$55,360	$-
Shares issued for conversion of notes payable	$8,485,428	$-
Shares issued for buyout of NCI	$17,012,649	$-
Capital Contribution for related party extinguishment	$13,440,406	$-
Derivative liability converted to common stock	$3,440,412	$-
Derivative liability added as debt discount on issuance of new convertible notes payable	$171,561	$-

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

Going Concern Considerations

At December 31, 2025, the Company had $375,036 in cash and a working capital deficit of $21,851,454. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company had negative cash flow from operations of $7,645,418 for the year ended December 31, 2025, and positive cash flows from operations of $3,700,686 for the year ended December 31, 2024. Additionally, management plans to alleviate this substantial doubt in the future by improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock under the Common Stock Purchase Agreement. The Company has a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund the Company operations and production growth, and be used to reduce liabilities of the Company. During the year ended December 31, 2025, Company issued 14,770,000 shares under the Common Stock Purchase Agreement in exchange for cash proceeds of $8,502,252. As of December 31, 2025 and as of the date of this filing, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 — OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at December 31, 2025 and December 31, 2024 are as follows:

	December 31,	December 31,
	2025	2024
	(As Restated)

Leasehold cost	$75,874,552	$89,612,354
Intangibles	9,542,668	6,336,922
Lease and well equipment	3,947,471	3,442,627
Capitalized asset retirement obligation	1,078,670	893,235
Total oil and gas properties, successful efforts method	90,443,361	100,285,138
Accumulated depreciation, depletion, and amortization	(4,951,565)	(2,759,226)
Oil and gas properties, net	$85,491,796	$97,525,912

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

The Company recognized depreciation, depletion, and amortization expense totaling $3,170,092 and $2,407,098 for the year ended December 31, 2025 and 2024, respectively.

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

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2025:

Commodity Swaps
		Weighted
		average
Period	Volume (Bbls/month)	price ($/Bbl)
Q1 2026	2,000	$62.50

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2024:

Commodity Swaps
		Weighted
		average
Period	Volume (Bbls/month)	price ($/Bbl)
Q1-Q2 2025	5,000	$70.21
Q3-Q4 2025	5,000	$70.21

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

NOTE 11 — INCOME TAXES

As of December 31, 2025 and 2024, the Company’s net deferred tax assets were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets	(As Restated)
Federal net operating loss	$1,262,629	$1,913,959
Transaction costs	1,408,371	1,515,401
Accrued expenses	842,969	1,202,259
Deferred compensation	1,350,406	446,113
Derivative liability	-	228,732
Stock-based compensation	818,497	648,697
Other	73,972	45,322
Total deferred tax assets	5,756,844	6,000,483
Deferred tax liabilities
Oil and natural gas properties	(9,288,685)	(8,665,914)
Prepaid expenses	(37,740)	-
Equipment credit	(1,244,559)	-
Unrealized gain on derivatives	(16,252)	(27,302)
Total deferred tax liabilities	(10,587,236)	(8,693,216)
Net deferred tax liabilities	(4,830,392)	(2,692,733)
Valuation allowance for deferred tax assets	-	-
Net Deferred tax liability, net of allowance	$(4,830,392)	$(2,692,733)

The income tax provision consists of the following:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Current income tax (benefit) expense	(As Restated)
Federal	$532,692	$-
State	151,203	-
Total current income tax expense	683,895	-
Deferred tax (benefit) expense:
Federal	1,749,586	(2,840,051)
State	388,073	(630,356)
Valuation allowance	-	-
Total deferred income tax (benefit) expense	2,137,659	(3,470,407)
Total income tax (benefit) expense	$2,821,554	$(3,470,407)

As of December 31, 2025, the Company had $4,920,418 of estimated U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31, 2025 (As Restated)		For the Year Ended December 31, 2024
Expected income tax expense (benefit) computed at the statutory rate	$(981,343)	21.00%	$(2,792,305)	21.00%
State Taxes (Net of Federal Benefit)	507,805	(10.87)%	(667,494)	5.02%
Nontaxable or Nondeductible Items
Gain on forgiveness of debt – equity related party	1,133,061	(24.25)%	-	-
Change in fair value of derivative liability, related party	(71,610)	1.53%	-	-
Change in fair value of derivative liability	434,758	(9.30)%	-	-
Loss on extinguishment of debt	337,247	(7.22)%	-	-
Other	60,344	(1.29)%	420,205	(3.16)%
Exchange of Class B units for Class A common stock	1,401,292	(29.99)%	(430,813)	3.24%
Income tax provision (benefit)	2,821,554	(60.38)%	(3,470,407)	26.10%

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

Capitalized Costs Related to Crude Oil and Natural Gas Producing Activities

Aggregate capitalized costs related to crude oil and natural gas exploration and production activities with applicable accumulated depreciation, depletion, and amortization are presented below as of the dates indicated:

	As of December 31,
	2025	2024
Oil and natural gas properties	(As Restated)
Proved	$90,443,361	$100,285,138
Less: accumulated depreciation, depletion, and amortization	(4,951,565)	(2,759,226)
Net oil and natural gas properties capitalized costs	$85,491,796	$97,525,912

Costs Incurred for Oil and Natural Gas Producing Activities

Costs incurred in crude oil and natural gas exploration and development for the periods presented:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Acquisition Costs	$13,675,000	$-
Exploration costs	-	-
Development costs	6,872,649	6,095,765
Total	$20,547,649	$6,095,765

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

NOTE 15 — RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On October 8, 2026, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) determined, based on management’s recommendation that the accounting estimate for depletion, depreciation and amortization of its oil and gas reserves was incorrectly applied on a retrospective basis arising from changes in classification of its reserves from proved undeveloped reserves to probable reserves instead of on a prospective basis. As a result, the Company previously overstated depletion, depreciation and amortization expense for the year ended December 31, 2025, and the related impact to its provision for income taxes.

The impact of the errors on the previously issued consolidated financial statements is as follows:

Consolidated Balance Sheet	As of December 31, 2025
	As Reported	Adjustment	As Restated

Crude oil and natural gas properties, successful efforts method:
Accumulated depreciation, depletion, and amortization, net	$(8,491,565)	$3,540,000	$(4,951,565)
Total oil and natural gas properties, net	81,951,796	3,540,000	85,491,796
Total Assets	$86,938,586	$3,540,000	$90,478,586

Accrued liabilities and other	$9,784,912	$37,000	9,821,912
Total current liabilities	24,889,896	37,000	24,926,896
Deferred tax liability	3,959,392	871,000	4,830,392
Total non-current liabilities	10,893,391	871,000	11,764,391
Total liabilities	35,783,287	908,000	36,691,287

Accumulated deficit	(36,767,880)	2,632,000	(34,135,880)
Total stockholders’ deficit attributable to EON Resources, Inc.	50,355,299	2,632,000	52,987,299
Total Stockholders’ Equity	50,355,299	2,632,000	52,987,299
Total Liabilities, Mezzanine Equity and Stockholders Equity	$86,938,586	$3,540,000	$90,478,586

Consolidated Statement of Operations	Year Ended December 31 2025
	As Reported	Adjustments	As Restated

Expenses
Depletion, depreciation and amortization	$6,710,092	$(3,540,000)	$3,170,092
Total expenses	30,738,109	(3,540,000)	27,198,109
Operating loss	(13,801,545)	3,540,000	(10,261,545)
Income (loss) before income taxes	(8,213,063)	3,540,000	(4,673,063)
Income tax (provision) benefit	(1,913,554)	(908,000)	(2,821,554)
Net income (loss)	(10,126,617)	2,632,000	(7,494,617)
Net income (loss) attributable to Eon Resources, Inc.	$(10,098,082)	$2,632,000	$(7,466,082)

Weighted average share outstanding, common stock – basic and diluted	31,191,907	-	31,191,907

Net income (loss) per share of common stock –basic and diluted	$(0.32)	0.08	$(0.24)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Total Stockholders’
	Class A		Class B		Additional		Equity Attributable to Eon		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Resources	Noncontro4lling	Stockholder’4
	Shares	Amount	Shares	Amount	Capital	deficit	Inc.	Interest	Equity
As Previously Reported
Balance – December 31, 2024	9,923,205	$992	500,000	$50	$30,512,043	$(26,669,798)	$3,843,287	$20,426,184	$24,269,471
Shares issued under equity line of credit	14,770,000	1,477	-	-	8,500,775	-	8,502,252	-	8,502,252
Share-based compensation	1,783,668	178	-	-	1,154,212	-	1,154,390	-	1,154,390
Class B exchanged for Class A	500,000	50	(500,000)	(50)	3,385,000	-	3,385,000	(3,385,000)	-
Shares issued for conversion of notes payable	21,120,163	2,112	-	-	8,483,316	-	8,485,428	-	8,485,428
Shares issued for buyout of non-controlling interest	1,500,000	150	-	-	17,012,499	-	17,012,649	(17,012,649)	-
Shares issued to settle accounts payable	143,665	14	-	-	94,343	-	94,357	-	94,357
Shares issued for acquisition of oil and gas equipment	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Shares issued for acquisition of oil and gas leases	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Derivative liability conversion to common stock	-	-	-	-	3,440,412	-	3,440,412	-	3,440,412
Capital Contribution for related party debt extinguishment	-	-	-	-	13,440,406	-	13,440,406	-	13,440,406
Net loss	-	-	-	-	-	(10,098,082)	(10,098,082)	(28,535)	(10,126,617)
Balance – December 31, 2025	51,740,701	$5,173	-	$-	$87,118,006	$(36,767,880)	$50,355,299	$-	$50,355,299

Restatement Impacts
Net loss	-	-	-	-	-	2,632,000	2,632,000	-	2,632,000
	-	-	-	-	-	2,632,000	2,632,000	-	2,632,000

As Restated
Balance – December 31, 2024	9,923,205	$992	500,000	$50	$30,512,043	$(26,669,798)	$3,843,287	$20,426,184	$24,269,471
Shares issued under equity line of credit	14,770,000	1,477	-	-	8,500,775	-	8,502,252	-	8,502,252
Share-based compensation	1,783,668	178	-	-	1,154,212	-	1,154,390	-	1,154,390
Class B exchanged for Class A	500,000	50	(500,000)	(50)	3,385,000	-	3,385,000	(3,385,000)	-
Shares issued for conversion of notes payable	21,120,163	2,112	-	-	8,483,316	-	8,485,428	-	8,485,428
Shares issued for buyout of non-controlling interest	1,500,000	150	-	-	17,012,499	-	17,012,649	(17,012,649)	-
Shares issued to settle accounts payable	143,665	14	-	-	94,343	-	94,357	-	94,357
Shares issued for acquisition of oil and gas equipment	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Shares issued for acquisition of oil and gas leases	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Derivative liability conversion to common stock	-	-	-	-	3,440,412	-	3,440,412	-	3,440,412
Capital Contribution for related party debt extinguishment	-	-	-	-	13,440,406	-	13,440,406	-	13,440,406
Net loss	-	-	-	-	-	(7,466,082)	(7,466,082)	(28,535)	(7,494,617)
Balance – December 31, 2025	51,740,701	$5,173	-	$-	$87,118,006	$(34,135,880)	$52,987,299	$-	$52,987,299

Consolidated Statement of Cash Flows	Year Ended December 31 2025
	As Reported	Adjustments	As Restated

Net loss	$(10,126,617)	$2,632,000	$(7,494,617)
Depreciation, depletion, and amortization expense	6,710,092	(3,540,000)	3,170,092
Deferred income tax benefit	1,266,659	871,000	2,137,659
Accrued liabilities and other	4,898,434	37,000	4,935,434
Net cash provided by operating activities	(7,645,418)	-	(7,645,418)