Form 10-Q
period 2026-03-31
EON Resources Inc.
filed 2026-10-13
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 12, 2026, 55,824,861 shares of Class A Common Stock, par value $0.0001 per share, were issued and outstanding.

EON Resources, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

Explanatory Note

As previously disclosed, we restated our audited consolidated financial statements as of December 31, 2024 and for the year ended December 31, 2024. The restatement of these periods was effective with the filing of our Annual Report on Form 10-K/A for the year ended December 31, 2024 as filed on April 27, 2026. See Note 14, Restatement of Previously Issued Consolidated Financial Statements, to the consolidated financial statements in our Annual Report on Form 10-K/A for additional information related to the restatement.

Additionally, as previously disclosed in our annual report on Form 10-K as filed on September 28, 2026, we restated the relevant unaudited interim financial information for the quarterly periods ended March 31, 2025, June 30, 2025, and September 30, 2025. The 2025 quarterly restatements are or will become effective with the filing of our 2026 unaudited interim condensed consolidated financial statement filings in Quarterly Reports on Form 10-Q, including the quarterly period ended March 31, 2025, which is effective with the filing of this Quarterly Report on Form 10-Q. See Note 11, Restatement of Previously Issued Condensed Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement of our condensed consolidated financial statements for the period ended March 31, 2025.

ii

Part I. Financial Information

Item 1. Financial Statements

EON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$129,772	$375,036
Accounts receivable
Crude Oil and natural gas sales	2,334,464	1,405,032
Other	72,583	32,911
Short-term hedging derivative instrument asset	-	63,334
Prepaid expenses and other current assets	1,201,868	1,199,129
Total current assets	3,738,687	3,075,442
Crude oil and natural gas properties, successful efforts method:
Proved Properties	91,835,908	90,443,361
Accumulated depreciation, depletion, amortization	(6,742,541)	(4,951,565)
Total oil and natural gas properties, net	85,093,367	85,491,796
Other property, plant and equipment, net	20,000	20,000
Other noncurrent assets	1,891,348	1,891,348
TOTAL ASSETS	$90,743,402	$90,478,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,139,085	$8,351,450
Accounts payable – related parties	301,064	107,782
Accrued liabilities and other	6,353,055	9,821,912
Revenue and royalties payable	5,978,024	5,028,415
Short-term hedging derivative instrument liabilities	2,683,479	-
Current portion of long term debt	1,577,755	1,617,337
Derivative liability, current	306,637	-
Total current liabilities	26,339,099	24,926,896
Long-term debt, net of current portion and discount	-	-
Related party notes payable, net of discount	3,746,454	200,000
Convertible note liability, net of discount and current portion	805,174	811,486
Convertible note liability, related party, net of discount and current portion	1,250,000	1,250,000
Derivative liability, net of current	906,615	407,366
Derivative liability, related party	2,238,000	2,309,000
Long-term hedging derivative instrument liabilities	526,638	-
Deferred tax liability	3,287,278	4,830,392
Asset retirement obligations	1,312,821	1,281,147
Other liabilities	675,000	675,000
Total for non-current liabilities	14,747,980	11,764,391
Total liabilities	41,087,079	36,691,287

Commitments and Contingencies

Redeemable common stock, $0.0001 par value; 400,000 shares outstanding subject to redemption at $15.00 per share as of March 31, 2026 and December 31, 2025, respectively	800,000	800,000

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Class A Common stock, $0.0001 par value; 100,000,000 authorized shares, 55,424,861 and 51,740,701 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5,541	5,173
Class B Common stock, $0.0001 par value; 20,000,000 authorized shares, 0 and issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Additional paid in capital	88,759,257	87,118,006
Accumulated deficit	(39,908,475)	(34,135,880)
Total stockholders’ equity	48,856,323	52,987,299
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$90,743,402	$90,478,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended March 31, 2026	Three months Ended March 31, 2025
		(As Restated)(1)
Revenues
Crude oil	$4,384,267	$4,392,605
Natural gas and natural gas liquids	80,291	80,032
Gain (loss) on derivative instruments, net	(3,579,475)	(85,071)
Other revenue	83,110	117,532
Total revenues	968,193	4,505,098
Expenses
Production taxes, transportation and processing	414,004	397,216
Lease operating	2,528,313	2,190,767
Depletion, depreciation and amortization	1,790,976	97,075
Accretion of asset retirement obligations	31,675	6,992
General and administrative	2,406,571	1,808,890
Total expenses	7,171,539	4,500,940
Operating income (loss)	(6,203,346)	4,158
Other Income (expenses)
Change in fair value of warrant liability	-	(162,520)
Change in fair value of convertible note liability	-	(129,746)
Change in fair value of derivative liabilities	(438,637)	(129,721)
Change in fair value of derivative liabilities - related party	71,000	113,000
Gain (loss) on extinguishment of liabilities	-	(391,819)
Amortization of debt discount	(486,268)	(337,370)
Interest expense	(260,381)	(1,744,246)
Interest income	1,923	16,675
Other Income (expense)	-	201
Total other expenses	(1,112,363)	(2,765,546)
Loss before income taxes	(7,315,709)	(2,761,388)
Income tax benefit	1,543,114	704,869
Net loss	(5,772,595)	(2,056,519)
Net loss attributable to noncontrolling interests	-	28,535
Net loss attributable to EON Resources, Inc.	$(5,772,595)	$(2,027,984)

Weighted average share outstanding, common stock - basic and diluted	54,023,409	15,338,289
Net loss per share of common stock – basic and diluted	$(0.11)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) As restated represents restatements previously disclosed in the Company's Form 10-K for the year ended December 31, 2025. See Note 11.

EON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Total
							Stockholders’
	Class A		Class B		Additional		(Deficit) Equity Attributable to EON		Total Stockholders’
	Common Stock		Common Stock		Paid-In	Accumulated	Resources	Noncontrolling	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Interest	Equity

Balance – December 31, 2025	51,740,701	$5,173	-	$-	$87,118,006	$(34,135,880)	$52,987,299	$-	$52,987,299

Share-based compensation	353,334	35	-	-	271,906	-	271,941	-	271,941
Shares issued for conversion of note payables	3,330,826	333	-	-	1,111,930	-	1,112,263	-	1,112,263
Derivative liability conversion to common stock	-	-	-	-	257,415	-	257,415	-	257,415
Net loss	-	-	-	-	-	(5,772,595)	(5,772,595)	-	(5,772,595)
Balance – March 31, 2026	55,424,861	$5,541	-	$-	$88,759,257	$(39,908,475)	$48,856,323	$-	$48,856,323

Balance – December 31, 2024 (As Restated) (1)	9,923,205	$992	500,000	$50	$30,512,043	$(26,669,798)	$3,843,287	$20,426,184	$24,269,471

Share-based compensation	325,457	33	-	-	368,060	-	368,093	-	368,093
Shares issued under equity line of credit	4,770,000	477	-	-	4,341,055	-	4,341,532	-	4,341,532
Shares issued for conversion of note payables	1,954,514	195	-	-	1,786,046	-	1,786,241	-	1,786,241
Shares issued to settle accounts payable	45,050	5	-	-	45,045	-	45,050	-	45,050
Derivative liability conversion to common stock	-	-	-	-	397,188	-	397,188	-	397,188
Class B exchanged for Class A	500,000	50	(500,000)	(50)	3,385,000	-	3,385,000	(3,385,000)	-
Net loss	-	-	-	-	-	(2,027,984)	(2,027,984)	(28,535)	(2,056,519)
Balance – March 31, 2025 (As Restated) (1)	17,518,226	$1,752	-	$-	$40,834,437	$(28,697,782)	$12,138,407	$17,012,649	$29,151,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) As restated represents restatements previously disclosed in the Company's Form 10-K for the year ended December 31, 2025. See Note 11.

EON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025 (As Restated)(1)
Operating activities:
Net loss	$(5,772,595)	$(2,056,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	1,790,976	97,075
Accretion of asset retirement obligations	31,675	6,992
Equity-based compensation	271,941	368,093
Deferred income tax benefit	(1,543,114)	(704,869)
Amortization of debt issuance costs	486,268	337,370
(Gain) loss on extinguishment of liabilities	-	391,819
Change in fair value of unsettled derivatives	3,273,451	(57,788)
Change in fair value of convertible note liability	-	129,746
Change in fair value of warrant liability	-	162,520
Change in fair value of derivative liabilities	438,637	129,721
Change in fair value of derivative liabilities – related parties	(71,000)	(113,000)
Changes in operating assets and liabilities:	-
Accounts receivable	(969,104)	(174,924)
Prepaid expenses and other assets	(2,739)	(275,902)
Accounts payable	591,878	(2,005,492)
Accounts payable, related parties	193,281	-
Accrued liabilities and other	24,860	484,443
Royalties payable	949,609	1,406,067
Royalties payable, related party	-	47,293
Net cash (used in) operating activities	(305,976)	(1,827,355)
Investing activities:
Development of crude oil and gas properties	(1,088,790)	(1,117,540)
Purchases of other equipment	-	-
Net cash used in investing activities	(1,088,790)	(1,117,540)
Financing activities:
Repayments of long-term debt	-	(1,133,324)
Proceeds from short-term notes payable	-	617,500
Repayment of short-term notes payable	(642,498)	(778,277)
Proceeds from issuance of convertible notes payable	1,692,000	-
Proceeds from related party loans	100,000	-
Proceeds from sale of common stock	-	4,341,532
Net cash provided by financing activities	1,149,502	3,047,431

Net change in cash and cash equivalents	(245,264)	102,536
Cash and cash equivalents at beginning of period	375,036	2,971,558
Cash and cash equivalents at end of period	$129,772	$3,074,094

Cash paid during the period for:
Interest on debt	$163,798	$1,323,179
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:

Derivative liability added as debt discount on issuance of new convertible notes payable	$624,664	$-
Conversion of deferred wages to notes payable	$3,446,454	$-
Shares issued for conversion of notes payable and accrued interest	$1,112,263	$1,786,241
Derivative liability converted to common stock	$257,415	$397,188
Accrued purchases of property and equipment	$303,757	$513,456
Exchange of Class B Units for Class A Common stock	$-	$3,385,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) As restated represents restatements previously disclosed in the Company's Form 10-K for the year ended December 31, 2025. See Note 11.

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

Effective November 15, 2023, the Company completed its initial business combination. Through its subsidiary Pogo Resources, LLC, a Texas limited liability Company “(“Pogo” or “Pogo Resources”) and its subsidiary LH Operating, LLC, a Texas limited liability company “(“LHO”), the Company is an independent oil and natural gas company focused on the acquisition, development, exploration, and production of oil and natural gas properties in the Permian Basin. The Permian Basin is located in west Texas and southeastern New Mexico and is characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. The Company’s properties are in the Grayburg-Jackson Field in Eddy County, New Mexico, and the South Justis Field (“SJF”) in Lea County, New Mexico, which are both sub-areas of the Permian Basin. The Company focuses exclusively on vertical development drilling.

Going Concern Considerations

At March 31, 2026, the Company had $129,772 in cash and a working capital deficit of $22,600,412. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company had negative cash flow from operations of $305,976 for the three months ended March 31, 2026 and $7,645,418 for the year ended December 31, 2025. Additionally, management plans to alleviate this substantial doubt by improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock under the Common Stock Purchase Agreement. The Company has a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund the Company operations and production growth, and be used to reduce liabilities of the Company. To date the Company has received $11,130,586 in cash proceeds related to the sale of 17,000,000 shares of Class A Common Stock under the Common Stock Purchase Agreement. The Company currently does not have use of the Common Stock Purchase Agreement until an effective S-1 Registration statement is on file with the Securities and Exchange Commission. As of March 31, 2026 and as of the date of this filing, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on September 28, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include: i) estimates of proved reserves of oil and natural gas, which affect the calculation of depletion, depreciation, and amortization (“DD&A”) and impairment of capitalized oil and natural gas properties, ii) depreciation of property and equipment; iii) the valuation of derivative liabilities associated with convertible notes and put options and iv) the valuation of commodity derivative instruments. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions. Future production may vary materially from estimated oil and natural gas proved reserves. Actual future prices may vary significantly from price assumptions used for determining proved reserves and for financial reporting.

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

The Company has not considered the effect of the following instruments in the calculation of diluted income per share for the three months ended March 31, 2026 and 2025 since the effect of those instruments would be anti-dilutive:

	March 31,	March 31,
	2026	2025
Class A Common Stock warrants	8,047,500	11,010,000
Convertible notes payable	5,490,881	5,994,000
Class A Common Stock options	1,376,804	235,000
Class A Common Restricted stock units	608,234	254,666
Total	15,523,419	17,493,666

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

As of March 31, 2026, estimated future net cash flows were determined to be in excess of cost basis, and therefore no impairments were recorded for the Company’s proved crude oil and natural gas properties.

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

Put Option Right Valuation

The Company has determined that the Put Option Right is a derivative liability required to be bifurcated from its host instrument. This liability was recorded as a liability at fair value on the consolidated balance sheet as of the reporting date in accordance with FASB ASC 815 Derivatives and Hedging (“ASC 815”). The fair value of the liability was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the estimated term to exercise and then discounted back to present. Finally, the value of the Put Option Right is calculated as the average present value over all simulated paths.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of March 31, 2026, the Company’s cash balance did not exceed the FDIC limit. At March 31, 2026, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

The Company sold 100% of its crude oil and natural gas production to four and two customers for the three months ended March 31, 2026, and 2025, respectively. Inherent to the industry is the concentration of crude oil, natural gas and natural gas liquids ("NGLs") sales to a limited number of customers. As of March 31, 2026, and December 31, 2025, the Company had approximately 97% and 100% of accounts receivable with two customers, respectively.

This concentration has the potential to impact the Company's overall exposure to credit risk in that its customers may be similarly affected by changes in economic and financial conditions, commodity prices or other conditions. Given the liquidity in the market for the sale of hydrocarbons, the Company believes the loss of any single purchaser, or the aggregate loss of several purchasers, could be managed by selling to alternative purchasers in the operating areas.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2026 and December 31, 2025. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate was approximately 21% and 26% for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate reflects the Company’s best estimate of the effective tax rate expected to be applicable for the full year and is significantly impacted by state income taxes, the tax effect of Company’s oil and gas activities and the tax impact of the change in fair value of the Company's derivative liabilities. The Company recorded an income tax benefit of $1,543,114 and $704,869 for the three months ended March 31, 2026 and 2025, respectively, primarily related to temporary differences associated with the Company’s oil and gas operations, hedging activity and interest deduction limitations.

Recent Accounting Pronouncements

Adopted

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The Company adopted the ASU effective January 1, 2026 and elected the practical expedient. There has been no material impact to the Company's condensed consolidated financial statements.

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

Other than as described above, management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
	2026	2025
Leasehold cost	$75,874,553	$75,874,552
Intangibles	10,739,528	9,542,668
Lease and well equipment	4,143,157	3,947,471
Capitalized asset retirement obligation	1,078,670	1,078,670
Total oil and gas properties, successful efforts method	91,835,908	90,443,361
Accumulated depletion	(6,742,541)	(4,951,565)
Oil and gas properties, net	$85,093,367	$85,491,796

The Company recognized depreciation, depletion, and amortization expense totaling $1,790,976 and $97,075 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 4 — COMMODITIES DERIVATIVES

The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs, which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments. The Company has historically used crude diff swaps, fixed price swaps, and costless collars. As of March 31, 2026, the Company’s derivative financial instruments consisted of costless collars and crude diff swaps, which are described below:

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

The following table reflects the weighted-average price of open costless collar contracts as of March 31, 2026:

	Price collars
Period	Volume (Bbls/month)	Weighted average floor price ($/Bbl)	Weighted average ceiling price ($/Bbl)	Weighted average sold call ($/Bbl)
Q1-Q4 2027	2,833	$60.00	$63.02	$63.02

The Company had no agreements in place classified as costless collars as of December 31, 2025.

Crude price differential swaps

The Company has entered into commodity swap contracts that are effective over the next 1 to 24 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations.

The following table reflects the weighted-average price of open commodity swap contracts as of March 31, 2026:

Commodity Swaps
		Weighted
	Volume	Average
Period	(Bbls/month)	price ($/Bbl)
Q2 2026	3,500	$63.96
Q3-Q4 2026	2,500	$61.71
Q1-Q4 2027	3,222	$63.03

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2025:

Commodity Swaps
		Weighted
	Volume	Average
Period	(Bbls/month)	price ($/Bbl)
Q1 2026	2,000	$62.50

Derivative Assets and Liabilities

As of March 31, 2026 and December 31, 2025, the Company is conducting derivative activities with one counterparty, which is secured by the lender in the Company’s bank credit facility. The Company believes the counterparty is acceptable credit risk, and the credit worthiness of the counterparty is subject to periodic review. The assets and liabilities are netted given that all positions are held by a single counterparty and subject to a master netting arrangement. The combined fair value of derivatives included in the accompanying consolidated balance sheets as of March 31, 2026 and December 31, 2025 is summarized below.

	As of March 31, 2026
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$23,587	$(23,587)	$-
Long-term derivative asset	218,058	(218,058)	-
Short-term derivative liability	(2,707,066)	23,587	(2,683,479)
Long-term derivative liability	(744,696)	218,058	(526,638)
Total derivative liability			$(3,210,117)

	As of December 31, 2025
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$63,334	$-	$63,334
Long-term derivative asset	-	-	-
Short-term derivative liability	-	-	-
Long-term derivative liability	-	-	-
Total derivative asset			$63,334

The effects of the Company’s derivatives on the consolidated statements of operations are summarized below:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total gain (loss) on unsettled derivatives	$(3,273,451)	$57,788
Total gain (loss) on settled derivatives	(306,024)	(142,859)
Net gain (loss) on derivatives	$(3,579,475)	$(85,071)

NOTE 5 — LONG-TERM DEBT AND NOTES PAYABLE

The Company’s debt instruments are as follows:

	March 31, 2026	December 31, 2025
Merchant Cash Advances	$1,380,679	$2,023,177
Convertible Notes Payable	1,800,000	1,065,000
Convertible Notes Payable, related parties	1,250,000	1,250,000
Private Notes Payable, related party	3,746,454	200,000
Total	8,177,133	4,538,177
Less: unamortized financing cost	(797,750)	(659,354)
Less: current portion including unamortized financing cost	(1,577,755)	(1,617,337)
Long-term debt, net of current portion	$5,801,628	$2,261,486

Private Notes Payable, related party

On December 9, 2025, the Company received proceeds of $200,000 from the issuance of two promissory notes which were issued to a director, and the chief financial officer respectively. The notes have a maturity date of December 31, 2028 and carry a 15% interest rate for which is to be paid quarterly beginning March 31, 2026. During the three months ended March 31, 2026, the Company received $100,000 in proceeds from an additional related party under the same terms.

During the three months ended March 31, 2026, officers, directors and other employees agreed to structure an aggregate of $3,446,454 of salary and bonuses into promissory notes. The notes carry interest at 15%, payable quarterly, and mature on July 1, 2029.

Accrued interest on the promissory notes was $11,454 and $3,461 as of March 31, 2026 and December 31, 2025, respectively.

Convertible Notes Payable

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

The Convertible Notes mature on January 31, 2028, and accrue interest at a rate of 7.5% per annum. The Convertible Notes may be prepaid by the Company at any time, in whole or in part, without any premium or penalty. The Convertible Notes may be converted by the holders at any time after issuance into shares of Class A Common Stock at a conversion price equal to the greater of (a) $0.25 per share or (b) 90% multiplied by the average of the three lowest VWAPs of the Class A Common Stock over the ten trading days prior to conversion. If, at any time the Convertible Notes are outstanding, the Company issues or sells Class A Common Stock for no consideration or at a price lower than the then-current Conversion Price, then the conversion price of the Convertible Notes will be automatically reduced to the amount of consideration per share received by the Company in such sale or offering. In addition, so long as any Convertible Notes are outstanding, if the Company issues any security on terms more favorable than the Convertible Notes, then the Company must notify the holder and such more favorable term shall become a part of the Convertible Note, at the holder’s option. In accordance with ASC 815, the Company determined that the embedded conversion option in the Convertible Notes should be bifurcated as a derivative liability.

As of March 31, 2026 and December 31, 2025, there was an outstanding principal balance of $3,050,000 and $2,315,000, respectively, on the Convertible Notes, including $1,250,000 with related parties at both periods.

On July 11, 2025, the Company entered into a Note Purchase Agreement (the “NPA”) with White Lion Capital, LLC ("White Lion"), as subsequently amended, pursuant to which the Company issued convertible promissory notes (collectively, the “White Lion Notes”). The White Lion Notes bear interest at a rate of 5.0% per annum and were issued at a 6% original issue discount, with each $600,000 principal amount issued in exchange for cash proceeds of $564,000. White Lion may convert amounts outstanding under the applicable White Lion Note into shares of the Company's Class A Common Stock at a conversion price generally equal to the greater of (i) $0.25 or (ii) the lower of (A) the Fixed Conversion Price (as defined below) or (B) 90% multiplied by the lowest closing price of the Class A Common Stock during the ten trading days prior to the subject conversion date (representing a discount rate of 10%). The “Fixed Conversion Price” is the lower of (i) $0.75 per share and (ii) the closing price of the Class A Common Stock on the 60th day following the date the SEC declared the applicable resale registration statement effective. The conversion price is subject to equitable adjustment for stock splits, stock dividends, rights offerings, combinations, recapitalizations, reclassifications, extraordinary distributions and similar events.

White Lion is subject to a beneficial ownership limitation of 4.99% of the outstanding Class A Common Stock, which may be increased to 9.99% at White Lion's election in accordance with the applicable White Lion Note. In accordance with ASC 815, the Company determined that the embedded conversion features of the White Lion Notes should be bifurcated and accounted for as derivative liabilities at fair value on a recurring basis, with the initial fair value recorded as a debt discount. See Note 7.

On January 12, 2026, the Company issued an additional White Lion Note with a principal amount of $600,000 for cash proceeds of $564,000. The note matures on July 11, 2027 and has a conversion price equal to the greater of (i) $0.25 or (ii) the lower of (A) the Fixed Conversion Price (as defined below) or (B) 90% multiplied by the lowest closing price of the Class A Common Stock during the ten trading days prior to the subject conversion date (representing a discount rate of 10%). Its Fixed Conversion Price is determined on the same basis as the July 11, 2025 note.

On February 4, 2026, the Company issued an additional White Lion Note with a principal amount of $600,000 for cash proceeds of $564,000 as the second closing under the NPA. The note matures on January 1, 2027 and has a conversion price equal to the greater of (i) $0.20 or (ii) the lower of (A) the Fixed Conversion Price (as defined below) or (B) 90% multiplied by the lowest closing price of the Common Stock during the ten (10) Trading Days prior to the subject Conversion Date (representing a discount rate of 10%), provided however, in the event that such Conversion Price would be less than $0.20 per share (the “Floor Price”), in any instance, then the applicable Conversion Price for such conversion shall be equal to the Floor Price. Its Fixed Conversion Price is the lower of (i) $0.75 per share and (ii) the closing price of the Common Stock on the 60th day following the date the SEC declared the applicable resale registration statement effective.

On March 6, 2026, the Company issued an additional White Lion Note with a principal amount of $600,000 for cash proceeds of $564,000. The note matures on April 1, 2027 and has a conversion price equal to the greater of (i) $0.10 or (ii) the lower of (A) the Fixed Conversion Price (as defined below) or (B) 90% multiplied by the lowest closing price of the Common Stock during the ten (10) Trading Days prior to the subject Conversion Date (representing a discount rate of 10%), provided however, in the event that such Conversion Price would be less than $0.10 per share (the “Floor Price”). For this note, the Fixed Conversion Price is the lower of (i) the closing price of the Common Stock on the six-month anniversary of the issuance date and (ii) the closing price of the Common Stock on the 60th day following the date the SEC declared the applicable resale registration statement effective.

As of March 31, 2026 and December 31, 2025, the balance on the White Lion Notes was $1,800,000 and $600,000, respectively with an unamortized discount balance of $541,171 and $153,513, respectively which will be amortized to interest expense through the maturity date. The Company amortized $237,006 of discount during the three months ended March 31, 2026 related to the White Lion notes.

During the three months ended March 31, 2026, the Company issued an aggregate of 3,330,826 shares of Class A Common Stock for the conversion of $1,065,000 in convertible notes principal and $47,263 of accrued interest pursuant to the terms of the convertible notes described above.

Accrued interest on the convertible promissory notes was $7,560 and $9,153 as of March 31, 2026 and December 31, 2025, respectively.

Merchant Cash Advances

On November 18, 2025, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $736,250 and will repay an aggregate of $1,038,500 to the lender on a weekly basis through July 2026. As of March 31, 2026 and December 31, 2025 the remaining balance owed on this advance was $519,250 and $865,417, respectively.

On December 19, 2025, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $900,000 and will repay an aggregate of $1,206,000 to the lender on a weekly basis through December 2026. As of  March 31, 2026 and December 31, 2025 the remaining balance owed on this advance was $861,429 and $1,157,760, respectively.

As of March 31, 2026 and December 31, 2025, there was $256,578 and $505,841 of unamortized discount related to the merchant cash advances, and the Company recognized $249,263 and $208,244 of amortization of debt discount related to the advances during the three months ended March 31, 2026 and 2025, respectively.

Future Maturities of Long-term debt

The following summarizes the Company’s maturities of all debt instruments described above:

Principal
Twelve months ended:
March 31, 2027	$1,980,679
March 31, 2028	1,850,000
March 31, 2029	900,000
March 31, 2030	3,446,454
Total	$8,177,133

NOTE 6 — STOCKHOLDERS’ EQUITY

Restricted Stock Units

On February 16, 2026, the board of directors approved restricted stock units (“RSUs”) in the aggregate amount of 225,000 to the non-employee directors of the Company, which vest immediately, RSUs in the aggregate amount of 225,000 to the executive officers of the Company and 80,000 to various employees, which vest: (i) 1/3 immediately, (ii) 1/3 on November 15, 2027, and (iii) 1/3 on November 15, 2028. In addition, the board of directors approved RSUs in the aggregate amount of 40,000 to various employees of the Company, which vest: (i) 1/3 on each December 16, 2026, 2027 and 2028, respectively. The Company estimated the fair value of these RSU’s to be $206,112 based on the closing price of the Company’s common stock at the grant date.

On March 18, 2026, the board of directors approved RSUs in the aggregate amount of 245,902 to two non-employee directors of the Company, which vest on November 15, 2026. The Company estimated the fair value of these RSU’s to be $376,230 based on the closing price of the Company’s common stock at the grant date.

The Company recognized total stock-based compensation expense related to RSUs of $212,891 and $368,093 during the three months ended March 31, 2026 and 2025, respectively and expects to recognize an additional $626,894 through December 31, 2028 assuming all awards vest. During the three months ended March 31, 2026, 26,667 shares were issued to an employee related to vesting of RSU awards.

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

Subject to the satisfaction of certain customary conditions including, without limitation, the effectiveness of a registration statement registering the shares issuable pursuant to the Common Stock Purchase Agreement, the Company’s right to sell shares to White Lion will commence on the effective date of the registration statement and extend until December 31, 2026. During such term, subject to the terms and conditions of the Common Stock Purchase Agreement, the Company may notify White Lion when the Company exercises its right to sell shares (the effective date of such notice, a “Notice Date”). The number of shares sold pursuant to any such notice may not exceed (i) the lower of (a) $2,000,000 and (b) the dollar amount equal to the product of (1) the Effective Daily Trading Volume (2) the closing price of common stock on the Effective Date (3) 400% and (4) 30%, divided by the closing price of common stock on NYSE American preceding the Notice Date and (ii) a number of shares of common stock equal to the Average Daily Trading Volume multiplied by the Percentage Limit. The Company’s right to sell shares of common stock to White Lion is in place until December 31, 2026.

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

To date the Company has received $11,130,586 in cash proceeds related to the sale of 17,000,000 shares of Class A Common Stock under the Common Stock Purchase Agreement.

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

Class A Common Stock Options

During the three months ended March 31, 2026, the Compensation Committee of the Board of Directors approved common stock options to purchase 1,141,804 shares of Class A common stock to various employees including 247,951 each to the Company’s CEO, CFO and general counsel and 122,951 to a non-employee director. The options have a term of 10 years and an exercise price of $0.61 per share. The director awards vest on November 15, 2026, and all other awards vest in three equal installments through November 2028.

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2026:

2026
Volatility	83.91%
Expected life (years)	6.0
Risk-free interest rate	3.97%
Dividend rate	-%

The options had an estimated grant date fair value of $1,472,770. The Company recognized total stock-based compensation expense related to stock options of $59,050 and $30,886 during the three months ended March 31, 2026 and 2025, respectively and expects to recognize an additional $1,563,001 through the vesting period assuming all awards vest.

The following table summarizes the stock option activity for the three months ended March 31, 2026:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2025	235,000	$2.02
Granted	1,141,804	$0.61
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and expected to vest, March 31, 2026	1,376,804	$0.85

The following table discloses information regarding outstanding and exercisable options at March 31, 2026:

	Outstanding			Exercisable
Exercise Price Range	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$2.02	235,000	$2.02	7.95	156,667	$2.02
$0.61	1,141,804	$0.61	9.96	-	-
	1,376,804	$0.85	9.62	156,667	$2.02

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of March 31, 2026, the intrinsic value for the options vested and outstanding was $0.

Class A Common Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2026 :

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2025	10,330,000	$10.25
Granted	-	$-
Exercised		$-
Cancelled	-	$-
Expired	-	$-
Outstanding and expected to vest, March 31, 2026	10,330,000	$10.25

The following table discloses information regarding outstanding and exercisable warrants at March 31, 2026:

	Outstanding			Exercisable
Exercise Price Range	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.75	1,200,000	$0.75	0.55	1,200,000	$0.75
$11.50	9,130,000	$11.50	2.62	9,130,000	$11.50
	10,330,000	10.25	2.38	10,330,000	10.25

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of March 31, 2026, the intrinsic value for the warrants vested and outstanding was $0.

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

Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows:

Commodity Derivatives

The Company’s commodity price derivatives primarily represent crude oil collar contracts (some with long calls), fixed price swap contracts and differential swap contracts. The asset and liability measurements for the Company’s commodity price derivative contracts are determined using Level 2 inputs. The asset and liability values attributable to the Company’s commodity price derivatives were determined based on inputs that include, but not limited to, the contractual price of the underlying position, current market prices, crude oil forward curves, discount rates, and volatility factors. The Company had a net derivative liability of $3,210,117 as of March 31, 2026 and a net derivative asset of $63,334 as of December 31, 2025.

Convertible Note embedded conversion option

During the year ended March 31, 2026, certain of the Company’s convertible note agreements contained conversion terms that may require the debt to be settled with a variable number of shares based on discounted pricing to market of the Company’s Class A Common Stock. Under ASC 815, the instrument is accounted for at fair value, which are determined using level 3 inputs.

The Company estimated the fair value of the derivative liability as of March 31 2026 and each respective issuance date using a Monte-Carlo simulation model, and the following key assumptions:

	March 31, 2026			Issuance Dates

Term, in years	0.75	-	1.83	0.91	-	1.50
Expected volatility	104.1	-	104.1%	110.2	-	123.9%
Risk-free interest rate	3.61	-	3.70%	3.45	-	3.49%
Expected dividend yield	0.0%	-	0.0%	0.0%	-	0.0%
Continuous discount rate	15.18	-	15.42%	14.21	-	16.85%
Discount factor	0.93	-	0.97	0.81	-	0.96

Upon conversion, the Company estimated the fair value of the derivative liability as the share price on the date of conversion multiplied by the shares issued upon conversion, less the principal amount converted.

The following table represent the activity related to the embedded conversion options during the year ended March 31, 2026:

Derivative liability as of December 31, 2025	$407,366
Value of derivative upon issuance of White Lion Notes	624,664
Value of derivative settled upon conversion of notes	(257,415)
Change in fair value of derivative liability	438,637
Derivative liability as of March 31, 2026	$1,213,252

As of March 31, 2026, a total of $306,637 of the derivative liability is classified as current based on the maturity date of the related White Lion Note.

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

The Company estimated the fair value of the Put Option Right to be $2,238,000 and $2,309,000 as of March 31, 2026 and December 31, 2025, respectively, and recognized a gain on the change in fair value of the derivative liability of $71,000 and $113,000 during the three months ended March 31, 2026 and 2025, respectively. The Company estimated the fair value of the derivative liability as of March 31, 2026 using a Monte-Carlo simulation model, and the following key assumptions: 1) Estimated CEO tenure of approximately 8 years from his appointment in December 2023; 2) equity volatility of 92.9% ; 3) risk free-rate of 3.98%; and 4) an estimated discount rate of 14.51%. The Company will accrete the value of the mezzanine equity to redemption value over the estimated period until exercise when the estimated redemption value exceeds the estimated fair value of the derivative liability. The estimated fair value of the Put Option Right is considered a level 3 fair value measurement.

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

NOTE 8 — RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2021, the Company and Dante Carravagio entered into a side agreement in connection with his purchase of 400,000 shares of Class A Common Stock at $2.00 per share (the “Side Agreement”). The Side Agreement granted the holder a one year right to require the Company to repurchase his shares of Class A Common Stock at a price of $15.00 per share (the “Put Option Right”) in cash. The Put Option Right becomes exercisable upon the shares being considered freely tradeable and the holder not being an insider of the Company as defined by the SEC. To date these events have not occurred. In accordance with U.S. GAAP, the shares of Class A Common Stock are classified as mezzanine equity at their initial purchase price, and the Put Option Right is bifurcated from the host instrument and accounted for as a derivative liability in accordance with ASC 815 at fair value. See Note 7.

On December 9, 2025, the Company received proceeds of $200,000 from the issuance of two promissory notes which were issued to a director, and the chief financial officer respectively. The notes have a maturity date of December 31, 2028 and carry a 15% interest rate for which is to be paid quarterly beginning March 31, 2026. During the three months ended March 31, 2026, the Company received $100,000 in proceeds from an additional related party under the same terms. See Note 5.

During the three months ended March 31, 2026, officers, directors and other employees agreed to structure an aggregate of $3,446,454 of salary and bonuses into promissory notes. The notes carry interest at 15%, payable quarterly, and mature on July 1, 2029. Additionally, certain officers and a director hold a principal amount of $1,250,000 in Convertible Notes as of March 31, 2026. See Note 5.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2026, the Company has accrued approximately $1.75 million related to various employment disputes which were acquired as part of the fiscal year 2023 acquisition, which is included in “Accrued liabilities and other” in the accompanying consolidated balance sheet.

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

As of March 31, 2026 and December 31, 2025, the Company had recorded an environmental remediation liability of $675,000 relating to an oil spill at one of the Company’s producing sites in fiscal year 2017 which is recorded in other liabilities in the consolidated balance sheets. The producing site was subsequently sold in 2019 and the Predecessor indemnified the purchaser for the remediation costs. Management based the remediation liability on the undiscounted cost received from third-party quotes to remediate the spill. As of March 31, 2026, the Company does not believe it is likely remediation will be required in the next five years to be done.

NOTE 10 — SUBSEQUENT EVENTS

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

On April 16, 2026, the Company, received an official notice of noncompliance (the “Notification”) from NYSE Regulation stating that the Company is not in compliance with NYSE American LLC (“NYSE American”) continued listing standards due to the failure to timely file the Company’s Form 10-K for the year ended December 31, 2025 (the “Annual Report”) by the filing due date of April 15, 2026. In accordance with Section 1007 of the NYSE American Company Guide, the Company had until October 15, 2026 (the “Initial Cure Period”), to file the Annual Report with the SEC. The Company filed its Form 10-K on September 28, 2026 within the Initial Cure Period.

NOTE 11 — RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously reported in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 28, 2026, the Company previously restated its financials because of (i) a series of comment letters (“Comment Letters”) from the staff (the “Staff”) of the Division of Corporation Finance of the SEC regarding the income allocation to noncontrolling interests, (ii) a side agreement with the Company’s Chief Executive Officer related to certain founders’ shares which contains a put option recognized as redeemable common stock, (iii) conversion options within the 2025 Convertible Notes and the White Lion Notes should be bifurcated as derivative liabilities and accounted for at fair value, (iv) incorrect recognition of royalties payable at the proper ownership interest and historical differentials, (v) recognition of certain natural gas sales in the wrong period, (vi) recognition of certain lease operating expenses and capital expenditures in the wrong period, (vii) improper recognition and classification of cash received for settlement of commodity derivatives, and (viii) the related estimated tax impacts of the previously mentioned errors in its consolidated financial statements. See Note 14 of our previously filed 10-K for full discussion of the errors.

The impact of the errors on the previously issued unaudited condensed consolidated financial statements is as follows:

Condensed Consolidated Statements of Operations	Three Months Ended March 31, 2025
	As Reported	Adjustments	As Restated
Revenues
Natural gas and natural gas liquids	$139,532	$(59,500)	$80,032
Total revenues	4,564,598	(59,500)	4,505,098

Expenses
Lease operating	1,921,321	269,446	2,190,767
Accretion of asset retirement obligations	335,771	(328,779)	6,992
General and administrative	2,084,545	(275,655)	1,808,890
Total expenses	4,835,928	(334,988)	4,500,940
Operating income (loss)	(271,330)	275,488	4,158
Gain on extinguishment of liabilities	92,294	(484,113)	(391,819)
Change in fair value of derivative liabilities	-	(129,721)	(129,721)
Change in fair value of derivative liabilities - related party	-	113,000	113,000
Other income	13,627	(13,426)	201
Total other income (expense)	(2,251,286)	(514,260)	(2,765,546)
Income (loss) before income taxes	(2,522,616)	(238,772)	(2,761,388)
Income tax (provision) benefit	770,385	(65,516)	704,869
Net income (loss)	(1,752,231)	(304,288)	(2,056,519)
Net income (loss) attributable to NCI	-	(28,535)	(28,535)
Net income (loss) attributable to Eon Resources, Inc.	$(1,752,231)	$(275,753)	$(2,027,984)

Weighted average share outstanding, common stock - basic and diluted	15,338,289	-	15,338,289
Net income (loss) per share of common stock – basic and diluted	$(0.11)	(0.02)	$(0.13)

Condensed Consolidated Balance Sheet	As of March 31, 2025
	As Reported	Adjustment	As Restated

Crude oil and natural gas properties, successful efforts method:
Proved Properties	$100,926,091	$(36,870)	$100,889,221
Total oil and natural gas properties, net	98,069,791	(36,870)	98,032,921
Total Assets	$103,860,046	$(36,870)	$103,823,176

Accounts payable	$6,599,927	$(319,306)	$6,280,621
Accrued liabilities and other	8,393,414	(130,614)	8,262,800
Royalties payable	4,117,471	479,767	4,597,238
Total current liabilities	33,707,812	29,847	33,737,659
Asset retirement obligations	1,385,056	(328,779)	1,056,277
Deferred tax liability	1,922,348	65,516	1,987,864
Derivative liabilities	-	216,646	216,646
Derivative liabilities, related parties	-	2,537,000	2,537,000
Total for non-current liabilities	37,644,078	2,490,383	40,134,461
Total liabilities	71,351,890	2,520,230	73,872,120

Redeemable common stock	-	800,000	800,000

Class A Common Stock	1,792	(40)	1,752
Additional paid in capital	41,237,209	(402,772)	40,834,437
Accumulated deficit	(29,951,259)	1,253,477	(28,697,782)
Total stockholders’ deficit attributable to EON Resources, Inc.	11,287,742	850,665	12,138,407
Noncontrolling Interest	21,220,414	(4,207,765)	17,012,649
Total Stockholders’ Equity	32,508,156	(3,357,100)	29,151,056
Total Liabilities, Mezzanine Equity and Stockholders Equity	$103,860,046	$(36,870)	$103,823,176

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Total
							Stockholders’
	Class A		Class B		Additional		(Deficit) Equity Attributable to EON		Total Stockholders’
	Common Stock		Common Stock		Paid-In	Accumulated	Resources	Noncontrolling	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Interest	Equity
As Previously Reported
Balance – December 31, 2024	10,323,205	$1,032	500,000	$50	$31,312,003	$(28,199,028)	$3,114,057	$24,605,414	$27,719,471

Share-based compensation	325,457	33	-	-	368,060	-	368,093	-	368,093
Shares issued under equity line of credit	4,770,000	477	-	-	4,341,055	-	4,341,532	-	4,341,532
Shares issued for conversion of note payables	1,954,514	195	-	-	1,786,046	-	1,786,241	-	1,786,241
Shares issued to settle accounts payable	45,050	5	-	-	45,045	-	45,050	-	45,050
Class B exchanged for Class A	500,000	50	(500,000)	(50)	3,385,000	-	3,385,000	(3,385,000)	-
Net loss	-	-	-	-	-	(1,752,231)	(1,752,231)	-	(1,752,231)
Balance – March 31, 2025	17,918,226	$1,792	-	$-	$41,237,209	$(29,951,259)	$11,287,742	$21,220,414	$32,508,156

Restatement Impacts
Balance – December 31, 2024 (a)	(400,000)	$(40)	-	$-	$(799,960)	$1,529,230	$729,230	$(4,179,230)	$(3,450,000)
Derivative liability conversion to common stock	-	-	-	-	397,188	-	397,188	-	397,188
Net loss	-	-	-	-	-	(275,753)	(275,753)	(28,535)	(304,288)
Balance – March 31, 2025	(400,000)	$(40)	-	$-	$(402,772)	$1,253,477	$850,665	$(4,207,765)	$(3,357,100)

As Restated
Balance – December 31, 2024	9,923,205	$992	500,000	$50	$30,512,043	$(26,669,798)	$3,843,287	$20,426,184	$24,269,471

Share-based compensation	325,457	33	-	-	368,060	-	368,093	-	368,093
Shares issued under equity line of credit	4,770,000	477	-	-	4,341,055	-	4,341,532	-	4,341,532
Shares issued for conversion of note payables	1,954,514	195	-	-	1,786,046	-	1,786,241	-	1,786,241
Shares issued to settle accounts payable	45,050	5	-	-	45,045	-	45,050	-	45,050
Derivative liability conversion to common stock	-	-	-	-	397,188	-	397,188	-	397,188
Class B exchanged for Class A	500,000	50	(500,000)	(50)	3,385,000	-	3,385,000	(3,385,000)	-
Net loss	-	-	-	-	-	(2,027,984)	(2,027,984)	(28,535)	(2,056,519)
Balance – March 31, 2025	17,518,226	$1,752	-	$-	$40,834,437	$(28,697,782)	$12,138,407	$17,012,649	$29,151,056

(a) These adjustments represent the restatements previously disclosed in the Company’s 2024 Form 10-K/A as previously filed with the SEC on April 24, 2026.

Condensed Consolidated Statement of Cash Flows	Three Months Ended March 31, 2025
	As Reported	Adjustment	As Restated

Net Income	$(1,752,231)	$(304,288)	$(2,056,519)
Accretion of asset retirement obligations	335,771	(328,779)	6,992
Deferred income tax benefit	(770,385)	65,516	(704,869)
Gain on extinguishment of liabilities	(92,294)	484,113	391,819
Change in fair value of derivative liabilities	-	129,721	129,721
Change in fair value of derivative liability, related party	-	(113,000)	(113,000)
Accounts payable	(1,723,056)	(282,436)	(2,005,492)
Accrued liabilities and other	615,057	(130,614)	484,443
Royalties payable	926,300	479,767	1,406,067
Net cash used in operating activities	(1,827,355)	-	(1,827,355)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to EON Resources, Inc.. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to HNRAC Sponsors, LLC. References to the Predecessor refer to the business of Pogo Resources, LLC and its subsidiaries prior to the Closing Date. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our average daily production for the three months ended March 31, 2026 was 759 barrels of oil equivalent (“BOE”) per day. Our average daily production for the year ended December 31, 2025, was 734 BOE per day. The increase in production is due to an increase in operating wells from new well completions and well repairs.

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

In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage discussed above subjects our operating results to factors specific to these regions. These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, as well as infrastructure limitations, transportation capacity, regulatory matters and other factors that may specifically affect one or more of these regions. The price at which our oil and natural gas production are sold typically reflects either a premium or discount to the New York Mercantile Exchange (“NYMEX”) benchmark price. Thus, our operating results are also affected by changes in the oil price differentials between the applicable benchmark and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the three months ended March 31, 2026 and 2025, was $(1.65) and $(1.78) per barrel, respectively. Our natural gas price differential during the three months ended March 31, 2026 and 2025, was $(2.54) and $(2.10) per one thousand cubic feet (“Mcf”), respectively. Fluctuations in our price differentials and realizations are due to several factors such as gathering and transportation costs, takeaway capacity relative to production levels, regional storage capacity, gain/loss on derivative contracts and seasonal refinery maintenance temporarily depressing demand.

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

Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2026 and 2025.

	For the three months ended March 31,
	2026	2025
Average NYMEX Prices (1)
Oil (per Bbl)	$71.98	$71.84
Natural gas (per Mcf)	$4.79	$4.94

(1)	Based on average NYMEX closing prices.

For the three months ended March 31, 2026, the average NYMEX oil pricing was $71.98 per barrel of oil or 0.2% higher than the average NYMEX price per barrel for the three months ended March 31, 2025. Our settled derivatives decreased our realized oil price per barrel by $4.91 and $2.28 in the three months ended March 31, 2026, and 2025, respectively. Our average realized oil price per barrel after reflecting settled derivatives and location differentials was $65.42 and $67.78 for the three months ended March 31, 2026 and 2025, respectively.

The average NYMEX natural gas pricing for the three months ended March 31, 2026, was $4.79 per Mcf, or 3% lower than the average NYMEX price of $4.94 per Mcf for the three months ended March 31, 2025.

Results of Operations

Three months ended March 31, 2026 Compared to Three months ended March 31, 2025

The following table sets forth selected operating data for the periods indicated. Average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
		(As Restated)(1)
Revenues
Crude oil	$4,384,267	$4,392,605
Natural gas and natural gas liquids	80,291	80,032
Gain (loss) on derivative instruments, net	(3,579,475)	(85,071)
Other revenue	83,110	117,532
Total revenues	$968,193	4,505,098

Average sales prices:
Oil (per Bbl)	$70.33	$70.06
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	(4.91)	(2.28)
Oil net of settled oil derivatives (per Bbl)	65.42	67.78

Natural gas (per Mcf)	$4.79	$4.94

Realized price on a BOE basis excluding settled commodity derivatives	$65.37	$66.35
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	(4.48)	(2.12)
Realized price on a BOE basis including settled commodity derivatives	$60.89	$64.23

Expenses
Production taxes, transportation and processing	414,004	397,216
Lease operating	2,528,313	2,190,767
Depletion, depreciation and amortization	1,790,976	97,075
Accretion of asset retirement obligations	31,675	6,992
General and administrative	2,406,571	1,808,890
Total expenses	7,171,539	4,500,940

Costs and expenses (per BOE):
Production taxes, transportation, and processing	$6.06	$5.89
Lease operating expenses	37.02	32.50
Depreciation, depletion, and amortization expense	26.22	1.44
Accretion of asset retirement obligations	0.46	0.10
General and administrative	35.24	26.84

Net producing wells at period-end	472	342

(1)	As restated represents restatements previously disclosed in the Company's Form 10-K for the year ended December 31, 2025. See Note 11.

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes. Excluding the effect of settled commodity derivatives, our oil and natural gas sales for the three months ended March 31, 2026 were flat compared to the three months ended March 31, 2025, despite a 1% increase in production volumes. Production volumes increased for the three months ended March 31, 2026 from the three months ended March 31, 2025 as a result of increased operating wells from the Company’s South Justis Field acquired in late June of 2025.

Production for the comparable periods is set forth in the following table:

	For the Three Months Ended March 31,
	2026	2025
Production:
Oil (MBbl)	62	63
Natural gas (MMcf)	36	28
Total (MBOE)(1)	68	67

Average daily production:
Oil (Bbl)	693	697
Natural gas (Mcf)	397	314
Total (BOE)(1)	759	749

(1)

Natural gas is converted to BOE at the rate of one-barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Contracts

We enter into commodity derivatives instruments to manage the price risk attributable to future oil production. We recorded a loss on derivative contracts of $3,579,475 for the three months ended March 31, 2026, compared to a loss of $85,071 for the three months ended March 31, 2025. Higher commodity prices in the three months ended March 31, 2026, resulted in realized losses of $306,024 compared to realized losses of $142,859 for the three months ended March 31, 2025. For the three months ended March 31, 2026, unrealized losses were $3,273,451 compared to an unrealized gain of $57,788 for the three months ended March 31, 2025.

For the three months ended March 31, 2026, our average realized oil price per barrel of oil equivalent after reflecting settled derivatives was $60.89 compared to $64.23 for the three months ended March 31, 2025. For the three months ended March 31, 2026, our settled derivatives decreased our realized oil price per barrel by $4.48 compared to decreasing the price per barrel by $2.12 for the three months ended March 31, 2025. As of March 31, 2026, we ended the period with a $3,210,117 net derivative liability compared to a net asset of $63,334 as of December 31, 2025.

Other Revenue

Other revenue was $83,110 for the three months ended March 31, 2026, compared to $117,532 for the three months ended March 31, 2025. The revenue is related to providing water services to a third party.

Lease Operating Expenses

Lease operating expenses were $2,528,313 for the three months ended March 31, 2026, compared to $2,190,767 for the three months ended March 31, 2025. On a per unit basis, production expenses increased 14.0% from $32.50 per BOE for the three months ended March 31, 2025, to $37.02 per BOE for the three months ended March 31, 2026. The increase in lease operating expenses in the current period was primarily a result of the additional cost related to the South Justis Field.

Production Taxes, Transportation and Processing

We pay production taxes, transportation and processing costs based on realized oil and natural gas sales. Production taxes, transportation and processing costs were $414,004 for the three months ended March 31, 2026, compared to $397,216 for the three months ended March 31, 2025. As a percentage of oil and natural gas sales, these costs were 9% in the three months ended March 31, 2026 and 2025. Production taxes, transportation, and processing as a percent of total oil and natural gas sales are consistent with historical trends.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $1,790,976 for the three months ended March 31, 2026 compared to $97,075 for the three months ended March 31, 2025. DD&A was $26.22 per BOE for the three months ended March 31, 2026, compared to $1.44 per BOE for the three months ended March 31, 2025. The increase in the DD&A rate per BOE was driven by the increase in the oil and gas properties balance due to the development of the Seven Rivers waterflood interval and the decrease in the reserves balance due to the net conveyance of the addition 5% overriding royalty interest to Virtus, along with a change in reserve classification from proved to probable in 2025.

Accretion of Asset Retirement Obligations

Accretion expense was $31,675 for the three months ended March 31, 2026, compared to $6,992 for the three months ended March 31, 2025. Accretion expense was $0.46 per BOE for the three months ended March 31, 2026, compared to $0.10 per BOE for the three months ended March 31, 2025. The aggregate increase in accretion expense for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was driven by changes in certain assumptions.

General and Administrative

General and administrative expenses were $2,406,571 for the three months ended March 31, 2026, compared to $1,808,890 for the three months ended March 31, 2025. The increase in general and administrative expenses is primarily due to increased professional fees during the current period, partially offset by decreased stock-based compensation in the current period of $271,941 compared to $368,093 in the comparative period.

Interest Expense and amortization of financing costs

Interest expense was $260,381 for the three months ended March 31, 2026, compared to $1,744,246 for the three months ended March 31, 2025. The decrease in interest expense is driven by the decreases in the Private Notes Payable and the Senior Secured Term Loan, along with the eventual settlement of the Senior Term Loan.

During the three months ended March 31, 2026, the Company recorded $486,268 related to the amortization of financing costs compared to $337,370 for the three months ended March 31, 2025. These costs are attributable to debt discount associated with the Company’s recent convertible notes payable.

Change in fair value of derivative liabilities and convertible note liabilities

The Company recognized a loss from the change in fair value of derivative liabilities of $438,637 and $129,721 during the three months ended March 31, 2026 and 2025, respectively, related to changes in the fair value of the conversion features on convertible notes payable entered into in 2025 and 2026, primarily driven by fluctuations in the Company’s stock price. The Company also recognized a gain from the change in fair value of the Put Option Right of $71,000 and $113,000 during the three months ended March 31, 2026 and 2025, respectively.

The change in fair value of warrant liabilities consisted of a loss of $162,520 for the three months ended March 31, 2025, related to fluctuations in the trading price of our warrants, a portion of which are accounted for as liabilities due to the redemption provisions in those issued to Private Note holders. All such warrants were settled during the year ended December 31, 2025.

The change in fair value of convertible note liabilities consisted of a loss of $129,746 for the three months ended March 31, 2025 related to a prior convertible note accounted for at fair value.

Gain on extinguishment of liabilities

The Company recognized a loss on extinguishment of liabilities of $391,819 during the three months ended March 31, 2025 related to the exchange of certain notes payable and warrant liabilities for convertible note agreements.

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

As of March 31, 2026, we had outstanding debt of $3,746,454 in private notes payable with related parties, $3,050,000 of convertible notes payable and $1,380,679 from merchant cash advances. A total of $1,980,679 of this is due within one year. As of March 31, 2026, we had $129,772 of cash and cash equivalents on hand, and a working capital deficit of $22,600,412.

We had negative cash flow from operations of $305,976 for the three months ended March 31, 2026 and negative cash flow from operations of $7,645,418 for the year ended December 31, 2025. Additionally, management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock.

We have a three-year equity line Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund our operations and production growth, and can be used to reduce liabilities. Through the date of this filing, we have received $11,130,586 in cash proceeds related to the sale of 17,000,000 shares of common stock under the Common Stock Purchase Agreement and expect to continue to utilize it to fund current operational needs. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline from expected levels. Until we have an effective registration statement on file with the Securities and Exchange commission, we are unable to utilize the Common Stock Purchase Agreement. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

Cash Flows

Sources and uses of cash for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
		(As Restated)(1)

Net cash (used in) operating activities	$(305,976)	$(1,827,355)
Net cash (used in) investing activities	(1,088,790)	(1,117,540)
Net cash provided by financing activities	1,149,502	3,047,431
Net change in cash and cash equivalents	$(245,264)	$102,536
(1)	As restated represents restatements previously disclosed in the Company's Form 10-K for the year ended December 31, 2025. See Note 11.

Operating Activities

The change in net cash flow used operating activities for the three months ended March 31, 2026, as compared to 2025 is primarily due to higher realized market prices for crude oil, offset by decreases in production volumes and higher operating expenses.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was exclusively related to $1,088,790 and $1,117,540, respectively in development costs for our reserves.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026 were primarily related to the issuance of new convertible notes payable resulting in proceeds of $1,692,000, $100,000 in proceeds from related party notes payable, partially offset by repayments of merchant cash advances of $642,498. Cash flows used in financing activities for the three months ended March 31, 2025 were primarily related to the sale of common stock under the Common Stock Purchase agreement of $4,341,532 and proceeds of $617,500 from short term notes payable offset by repayments of the Senior Secured Term Loan of $1,133,324 and Private Notes Payable of $778,277.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026.

Contractual obligations

We have contractual commitments under our Convertible Notes Private Notes Payable and Merchant Cash Advances which include periodic interest payments. See Note 5 to our interim condensed consolidated unaudited financial statements. We have contractual commitments that may require us to make payments upon future settlement of our commodity derivative contracts. See Note 4 to our interim condensed consolidated unaudited financial statements.

Our other liabilities represent current and noncurrent other liabilities that are primarily comprised of environmental contingencies, asset retirement obligations and other obligations for which neither the ultimate settlement amounts nor their timings can be precisely determined in advance.

Critical Accounting Estimates

For information on critical accounting policies, see “Critical Accounting Estimates” in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on September 28, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“Principal Executive Officer”) and our Chief Financial Officer (“Principal Financial Officer”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Principal Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective related to lack of sufficient accounting personnel to manage the Company’s financial accounting process including lack of proper preparation and review of account reconciliations, lack of segregation of duties, proper accounting for complex financial instruments and lack of design and implementation of controls related to oil and gas activities which constituted material weaknesses in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Plan to Remediate the Material Weakness

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on September 28, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

EON Resources, Inc.

Date: October 13, 2026	By:	/s/ Dante Caravaggio
	Name:	Dante Caravaggio
	Title:	Chief Executive Officer

Date: October 13, 2026	By:	/s/ Mitchell B. Trotter
	Name:	Mitchell B. Trotter
	Title:	Chief Financial Officer