Form 10-Q
period 2026-06-30
EON Resources Inc.
filed 2026-10-22
CIK 1842556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 21, 2026, 55,824,861 shares of Class A Common Stock, par value $0.0001 per share, were issued and outstanding.

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

Additionally, as previously disclosed in our annual report on Form 10-K as filed on September 28, 2026, we restated the relevant unaudited interim financial information for the quarterly periods ended March 31, 2025, June 30, 2025, and September 30, 2025. The 2025 quarterly restatements are or will become effective with the filing of our 2026 unaudited interim condensed consolidated financial statement filings in Quarterly Reports on Form 10-Q, including the three and six months ended June 30, 2025, which is effective with the filing of this Quarterly Report on Form 10-Q. See Note 11, Restatement of Previously Issued Condensed Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement of our condensed consolidated financial statements for the three and six months ended June 30, 2025.

In addition, as disclosed in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on October 13, 2026 (the “Form 10-K/A”), we restated our audited consolidated financial statements as of and for the year ended December 31, 2025. The restatement corrected the application of a change in the classification of our reserves from proved to probable, which had been applied on a retrospective rather than a prospective basis in calculating depletion, depreciation and amortization. The restatement decreased depletion, depreciation and amortization for the year ended December 31, 2025 by $3,540,000, increased the provision for income taxes by $908,000 and decreased the net loss by $2,632,000. The condensed consolidated balance sheet as of December 31, 2025 included in this Quarterly Report on Form 10-Q reflects the restated amounts. See Note 15, Restatement of Previously Issued Consolidated Financial Statements, to the consolidated financial statements in the Form 10-K/A for additional information.

EON Resources, Inc.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

Part I. Financial Information

Item 1. Financial Statements

EON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$691,672	$375,036
Accounts receivable
Crude Oil and natural gas sales	2,341,573	1,405,032
Other	32,028	32,911
Short-term hedging derivative instrument asset	-	63,334
Prepaid expenses and other current assets	1,364,636	1,199,129
Total current assets	4,429,909	3,075,442
Crude oil and natural gas properties, successful efforts method:
Proved Properties	92,853,397	90,443,361
Accumulated depreciation, depletion, amortization	(8,878,750)	(4,951,565)
Total oil and natural gas properties, net	83,974,647	85,491,796
Other property, plant and equipment, net	20,000	20,000
Other noncurrent assets	1,891,348	1,891,348
TOTAL ASSETS	$90,315,904	$90,478,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,212,120	$8,351,450
Accounts payable – related parties	294,720	107,782
Accrued liabilities and other	7,360,951	9,821,912
Revenue and royalties payable	7,113,880	5,028,415
Short-term hedging derivative instrument liabilities	938,285	-
Current portion of long term debt	2,703,338	1,617,337
Current portion of derivative liability	437,838	-
Total current liabilities	27,061,132	24,926,896
Long-term debt, net of current portion and discount	-	-
Related party notes payable, net of discount	3,746,454	200,000
Convertible note liability, net of discount and current portion	1,303,994	811,486
Convertible note liability, related party, net of discount and current portion	1,250,000	1,250,000
Derivative liability, net of current	931,109	407,366
Derivative liability, related party	1,803,000	2,309,000
Long-term hedging derivative instrument liabilities	112,905	-
Deferred tax liability	2,711,415	4,830,392
Asset retirement obligations	1,345,686	1,281,147
Other liabilities	675,000	675,000
Total for non-current liabilities	13,879,563	11,764,391
Total liabilities	40,940,695	36,691,287
Commitments and Contingencies
Redeemable common stock, $0.0001 par value; 400,000 shares outstanding subject to redemption at $15.00 per share as of June 30,2026 and December 31, 2025, respectively	800,000	800,000
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 authorized shares, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Class A Common stock, $0.0001 par value; 100,000,000 authorized shares, 55,424,861 and 51,740,701 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5,541	5,173
Class B Common stock, $0.0001 par value; 20,000,000 authorized shares, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Additional paid in capital	89,170,727	87,118,006
Accumulated (deficit)	(40,601,059)	(34,135,880)
Total stockholders’ equity	48,575,209	52,987,299
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$90,315,904	$90,478,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
		(As restated) (1)		(As restated) (1)
Revenues
Crude oil	5,349,239	3,595,142	9,733,506	7,987,747
Natural gas and natural gas liquids	89,867	42,340	170,158	122,372
Gain (loss) on derivative instruments, net	948,001	889,479	(2,631,474)	804,408
Other revenue	98,609	105,089	181,719	222,621
Total revenues	6,485,716	4,632,050	7,453,909	9,137,148
Expenses
Production taxes, transportation and processing	702,775	315,341	1,116,779	712,557
Lease operating	2,511,297	2,359,042	5,039,610	4,549,809
Depletion, depreciation and amortization	2,136,209	458,190	3,927,185	555,265
Accretion of asset retirement obligations	32,864	8,513	64,539	15,505
General and administrative	2,375,349	1,808,345	4,781,920	3,617,235
Total expenses	7,758,494	4,949,431	14,930,033	9,450,371
Operating income (loss)	(1,272,778)	(317,381)	(7,476,124)	(313,223)
Other Income (expenses)
Change in fair value of warrant liability	-	10,030	-	(152,490)
Change in fair value of convertible note liability	-	(1,931)	-	(131,677)
Change in fair value of derivative liabilities	348,821	(755,558)	(89,816)	(885,279)
Change in fair value of derivative liabilities, related party	435,000	449,000	506,000	562,000
Gain (Loss) on extinguishment of liabilities	-	(914,518)	-	(1,306,337)
Amortization of debt discount	(607,562)	(332,447)	(1,093,830)	(669,817)
Interest expense	(175,618)	(1,649,656)	(435,999)	(3,393,902)
Interest income	3,283	22,353	5,206	39,028
Other Income (expense)	-	-	-	201
Total other income (expenses)	3,924	(3,172,727)	(1,108,439)	(5,938,273)
Loss before income taxes	(1,268,854)	(3,490,108)	(8,584,563)	(6,251,496)
Income tax benefit	576,270	534,259	2,119,384	1,239,128
Net loss	(692,584)	(2,955,849)	(6,465,179)	(5,012,368)
Net loss attributable to noncontrolling interests	-	-	-	28,535
Net income (loss) attributable to EON Resources, Inc.	$(692,584)	$(2,955,849)	$(6,465,179)	$(4,983,833)

Weighted average share outstanding, common stock – basic and diluted	55,424,861	22,575,043	54,766,929	18,809,177

Net income (loss) per share of common stock – basic and diluted	$(0.01)	$(0.13)	$(0.12)	$(0.26)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) As restated represents restatements previously disclosed in the Company's Form 10-K/A for the year ended December 31, 2025. See Note 11.

EON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Total
							Stockholders’
	Class A		Class B		Additional		(Deficit) Equity Attributable to EON		Total Stockholders’
	Common Stock		Common Stock		Paid-In	Accumulated	Resources	Noncontrolling	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Interest	Equity

Balance – December 31, 2025	51,740,701	$5,173	-	$-	$87,118,006	$(34,135,880)	$52,987,299	$-	$52,987,299

Share-based compensation	353,334	35	-	-	271,906	-	271,941	-	271,941
Shares issued for conversion of note payables	3,330,826	333	-	-	1,111,930	-	1,112,263	-	1,112,263
Derivative liability conversion to common stock	-	-	-	-	257,415	-	257,415	-	257,415
Net loss	-	-	-	-	-	(5,772,595)	(5,772,595)	-	(5,772,595)
Balance – March 31, 2026	55,424,861	$5,541	-	$-	$88,759,257	$(39,908,475)	$48,856,323	$-	$48,856,323

Share-based compensation	-	-	-	-	411,470	-	411,470	-	411,470
Shares issued for conversion of note payables	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(692,584)	(692,584)	-	(692,584)
Balance – June 30, 2026	55,424,861	$5,541	-	$-	$89,170,727	$(40,601,059)	$48,575,209	$-	$48,575,209

Balance – December 31, 2024 (As restated) (1)	9,923,205	$992	500,000	$50	$30,512,043	$(26,669,798)	$3,843,287	$20,426,184	$24,269,471

Share-based compensation	325,457	33	-	-	368,060	-	368,093	-	368,093
Shares issued under equity line of credit	4,770,000	477	-	-	4,341,055	-	4,341,532	-	4,341,532
Shares issued for conversion of note payables	1,954,514	195	-	-	1,786,046	-	1,786,241	-	1,786,241
Shares issued to settle accounts payable	45,050	5	-	-	45,045	-	45,050	-	45,050
Derivative liability conversion to common stock	-	-	-	-	397,188	-	397,188	-	397,188
Class B exchanged for Class A	500,000	50	(500,000)	(50)	3,385,000	-	3,385,000	(3,385,000)	-
Net Loss	-	-			-	(2,027,984)	(2,027,984)	(28,535)	(2,056,519)
Balance – March 31, 2025 (As restated) (1)	17,518,226	1,752	-	-	40,834,437	(28,697,782)	12,138,407	17,012,649	29,151,056

Share-based compensation	328,800	33	-	-	237,652	-	237,685	-	237,685
Share issued under equity line of credit	6,000,000	600	-	-	2,682,200	-	2,682,800	-	2,682,800
Shares issued for conversion of note payables	7,999,466	800	-	-	2,763,387	-	2,764,187	-	2,764,187
Shares issued to settle accounts payable	98,615	10	-	-	49,298	-	49,308	-	49,308
Shares issued for acquisition of oil and gas leases	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Shares issued for acquisition of oil and gas equipment	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Derivative liability conversion to common stock	-	-	-	-	1,365,447	-	1,365,447	-	1,365,447
Net loss	-	-	-	-	-	(2,955,849)	(2,955,849)	-	(2,955,849)
Balance – June 30, 2025 (As restated) (1)	33,945,107	$3,395	-	$-	$49,027,421	$(31,653,631)	$17,377,185	$17,012,649	$34,389,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) As restated represents restatements previously disclosed in the Company's Form 10-K/A for the year ended December 31, 2025. See Note 11.

EON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025 (As Restated) (1)
Operating activities:
Net loss	$(6,465,179)	$(5,012,368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization expense	3,927,185	555,265
Accretion of asset retirement obligations	64,539	15,505
Equity-based compensation	683,411	605,778
Deferred income tax benefit	(2,119,384)	(1,239,128)
Amortization of debt issuance costs	1,093,830	669,817
(Gain) loss on extinguishment of liabilities	-	1,306,337
Change in fair value of unsettled derivatives	1,114,524	(567,917)
Change in fair value of convertible note liability	-	131,677
Change in fair value of warrant liability	-	152,490
Change in fair value of derivative liabilities	89,816	885,279
Change in fair value of derivative liabilities – related parties	(506,000)	(562,000)
Changes in operating assets and liabilities:
Accounts receivable	(935,658)	55,685
Prepaid expenses and other assets	(165,100)	(502,754)
Purchase of plugging and abandonment insurance bonds	-	(213,750)
Accounts payable	123,880	(2,042,872)
Accounts payable, related parties	186,938	(144,285)
Accrued liabilities and other	1,032,756	1,809,667
Royalties payable	2,085,465	1,780,300
Royalties payable, related party	-	20,325
Net cash provided by (used in) operating activities	211,023	(2,296,949)
Investing activities:
Development of crude oil and gas properties	(2,493,246)	(2,138,532)
Purchases of other equipment	-	-
Net cash used in investing activities	(2,493,246)	(2,138,532)
Financing activities:
Repayments of long-term debt	-	(2,309,681)
Proceeds from short-term notes payable	1,472,500	1,098,048
Repayment of short-term notes payable	(1,793,641)	(1,287,805)
Proceeds from issuance of convertible notes payable	2,820,000	-
Proceeds from related party loans	100,000	-
Proceeds from sale of common stock	-	7,024,332
Net cash provided by financing activities	2,598,859	4,524,894

Net change in cash and cash equivalents	316,636	89,413
Cash and cash equivalents at beginning of period	375,036	2,971,558
Cash and cash equivalents at end of period	$691,672	$3,060,971

Cash paid during the period for:
Interest on debt	$339,416	$2,211,614
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:

Derivative liability added as debt discount on issuance of new convertible notes payable	$1,129,180	$-
Conversion of deferred wages to notes payable	$3,446,454	$-
Shares issued for conversion of notes payable and accrued interest	$1,112,263	$4,550,428
Derivative liability converted to common stock	$257,415	$1,762,635
Accrued purchases of property and equipment	$83,210	$761,989
Shares issued for acquisition of O&G lease	$-	$547,600
Shares issued for acquisition of O&G equipment	$-	$547,600
Establishment of ARO liability for new lease	$-	$130,076
Exchange of Class B Units for Class A Common stock	$-	$3,385,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) As restated represents restatements previously disclosed in the Company's Form 10-K/A for the year ended December 31, 2025. See Note 11

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

Effective November 15, 2023, the Company completed its initial business combination. Through its subsidiary Pogo Resources, LLC, a Texas limited liability Company “(“Pogo” or “Pogo Resources”) and its subsidiary LH Operating, LLC, a Texas limited liability company “(“LHO”), the Company is an independent oil and natural gas company focused on the acquisition, development, exploration, and production of oil and natural gas properties in the Permian Basin. The Permian Basin is located in west Texas and southeastern New Mexico and is characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons, extensive production histories, long-lived reserves and historically high drilling success rates. The Company’s properties are in the Grayburg-Jackson Field in Eddy County, New Mexico, and the South Justis Field ("SJF") in Lea County, New Mexico, which are both sub-areas of the Permian Basin. The Company focuses exclusively on vertical development drilling.

Going Concern Considerations

At June 30, 2026, the Company had $691,672 in cash and a working capital deficit of $22,631,223. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company had positive cash flow from operations of $211,023 for the six months ended June 30, 2026 and negative cash flow from operations of $7,645,418 for the year ended December 31, 2025. Additionally, management plans to alleviate this substantial doubt by improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock under the Common Stock Purchase Agreement. The Company has a three-year Common Stock Purchase Agreement with a maximum funding limit of $150,000,000 that can fund the Company operations and production growth, and be used to reduce liabilities of the Company. To date the Company has received $11,130,586 in cash proceeds related to the sale of 17,000,000 shares of Class A Common Stock under the Common Stock Purchase Agreement. The Company currently does not have use of the Common Stock Purchase Agreement until an effective S-1 Registration statement is on file with the Securities and Exchange Commission. As of June 30, 2026 and as of the date of this filing, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on September 28, 2026, as amended by Amendment No. 1 on Form 10-K/A filed on October 13, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

The Company has not considered the effect of the following instruments in the calculation of diluted income per share for the three and six months ended June 30, 2026 and 2025 since the effect of those instruments would be anti-dilutive:

	3 Months Ended June 30		6 Months Ended June 30
	2026	2025	2026	2025
Class A Common Stock warrants	8,047,500	8,047,500	8,047,500	8,047,500
Convertible notes payable	14,891,979	9,302,326	14,891,979	9,302,326
Class A Common Stock options	1,376,804	235,000	1,376,804	235,000
Class A Common Restricted stock units	608,234	254,666	608,234	254,666
Total	24,924,517	17,839,492	24,924,517	17,839,492

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

As of June 30, 2026, estimated future net cash flows were determined to be in excess of cost basis, and therefore no impairments were recorded for the Company’s proved crude oil and natural gas properties.

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

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage (“FDIC”) of $250,000. As of June 30, 2026, the Company’s cash balances exceeded the FDIC limit by approximately $442,000. At June 30, 2026 the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

The Company sold 100% of its crude oil and natural gas production to four and two customers for the six months ended June 30, 2026, and 2025, respectively. Inherent to the industry is the concentration of crude oil, natural gas and natural gas liquids (“NGLs”) sales to a limited number of customers. As of June 30, 2026 and December 31, 2025, the Company had approximately 99% and 100% of accounts receivable with two customers, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2026 and December 31, 2025. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2026 and December 31, 2025. As further described in Note 10, in October 2026 the Company received notice from the Internal Revenue Service that its federal income tax return for the year ended December 31, 2023 has been selected for examination. The examination is at a preliminary stage and no adjustments have been proposed. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate was approximately 25% and 20% for the six month months ended June 30, 2026 and 2025, respectively. The Company's effective tax rate was approximately 45% and 15% for the three month months ended June 30, 2026 and 2025, respectively. The effective income tax rate reflects the Company’s best estimate of the effective tax rate expected to be applicable for the full year and is significantly impacted by state income taxes, the tax effect of Company’s oil and gas activities and the tax impact of the change in fair value of the Company's derivative liabilities. The Company recorded income tax benefits of $576,270 and $534,259 for the three months ended June 30, 2026 and 2025, respectively, and $2,119,384 and $1,239,128 for the six months ended June 30, 2026 and 2025, respectively. These benefits were primarily related to temporary differences associated with the Company’s oil and gas operations, hedging activity and interest deduction limitations.

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

NOTE 3 — OIL AND GAS PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities at June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
	2026	2025
Leasehold cost	$75,874,552	$75,874,552
Intangibles	11,526,062	9,542,668
Lease and well equipment	4,374,113	3,947,471
Capitalized asset retirement obligation	1,078,670	1,078,670
Total oil and gas properties, successful efforts method	92,853,397	90,443,361
Accumulated depletion	(8,878,750)	(4,951,565)
Oil and gas properties, net	$83,974,647	$85,491,796

The Company recognized depreciation, depletion, and amortization expense totaling $2,136,209 and $458,190 for three months ended June 30, 2026 and 2025, respectively, and $3,927,185 and $555,265 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 4 — COMMODITIES DERIVATIVES

The Company is exposed to volatility in market prices and basis differentials for natural gas, oil and NGLs, which impacts the predictability of its cash flows related to the sale of those commodities. These risks are managed by the Company’s use of certain derivative financial instruments. The Company has historically used crude diff swaps, fixed price swaps, and costless collars. As of June 30, 2026, the Company’s derivative financial instruments consisted of costless collars and crude diff swaps, which are described below:

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

The Company had no agreements in place classified as costless collars as of June 30, 2026 or December 31, 2025.

Crude price differential swaps

The Company has entered into commodity swap contracts that are effective over the next 1 to 24 months and are used to hedge against location price risk of the respective commodity resulting from supply and demand volatility and protect cash flows against price fluctuations.

The following table reflects the weighted-average price of open commodity swap contracts as of June 30, 2026:

Commodity Swaps
		Weighted
	Volume	Average
Period	(Bbls/month)	price ($/Bbl)
Q3 2026	15,000	$61.90
Q4 2026	15,000	$61.53
Q1-Q4 2027	15,000	$63.87

The following table reflects the weighted-average price of open commodity swap contracts as of December 31, 2025:

Commodity Swaps
		Weighted
	Volume	Average
Period	(Bbls/month)	price ($/Bbl)
Q1 2026	2,000	$62.50

Derivative Assets and Liabilities

As of June 30, 2026 and December 31, 2025, the Company is conducting derivative activities with one counterparty, which is secured by the lender in the Company’s bank credit facility. The Company believes the counterparty is acceptable credit risk, and the credit worthiness of the counterparty is subject to periodic review. The assets and liabilities are netted given that all positions are held by a single counterparty and subject to a master netting arrangement. The combined fair value of derivatives included in the accompanying consolidated balance sheets as of June 30, 2026 and December 31, 2025 is summarized below.

	As of June 30, 2026
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$154,654	$(154,654)	$-
Long-term derivative asset	194,775	(194,775)	-
Short-term derivative liability	(1,127,659)	189,374	(938,285)
Long-term derivative liability	(272,960)	160,055	(112,905)
Total derivative liability	(1,051,190)	-	$(1,051,190)

	As of December 31, 2025
	Gross fair value	Amounts netted	Net fair value
Commodity derivatives:
Short-term derivative asset	$63,334	$-	$63,334
Total derivative asset			$63,334

The effects of the Company’s derivatives on the consolidated statements of operations are summarized below:

	3 Months Ended June 30		6 Months Ended June 30
	2026	2025	2026	2025
Total gain (loss) on unsettled derivatives	$2,158,927	$510,129	$(1,114,524)	$567,917
Total gain (loss) on settled derivatives	(1,210,926)	379,350	(1,516,950)	236,491
Net gain (loss) on derivatives	$948,001	$889,479	$(2,631,474)	$804,408

NOTE 5 — LONG-TERM DEBT AND NOTES PAYABLE

The Company’s debt instruments are as follows:

	June 30, 2026	December 31, 2025
Merchant Cash Advances	$2,337,036	$2,023,177
Convertible Notes Payable	3,000,000	1,065,000
Convertible Notes Payable, related parties	1,250,000	1,250,000
Private Notes Payable, related party	3,746,454	200,000
Total	10,333,490	4,538,177
Less: unamortized financing cost	(1,329,704)	(659,354)
Less: current portion including unamortized financing cost	(2,703,338)	(1,617,337)
Long-term debt, net of current portion	$6,300,448	$2,261,486

Private Notes Payable, related party

On December 9, 2025, the Company received proceeds of $200,000 from the issuance of two promissory notes which were issued to a director, and the chief financial officer respectively. The notes have a maturity date of December 31, 2028 and carry a 15% interest rate for which is to be paid quarterly beginning March 31, 2026. During the six months ended June 30, 2026, the Company received $100,000 in proceeds from an additional related party under the same terms.

During the six months ended June 30, 2026, officers, directors and other employees agreed to structure an aggregate of $3,446,454 of salary and bonuses into promissory notes. The notes carry interest at 15%, payable quarterly, and mature on July 1, 2029.

Accrued interest on the promissory notes was $35,849 and $3,461 as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026 and December 31, 2025, there was an outstanding principal balance of $4,250,000 and $2,315,000, respectively, on the Convertible Notes, including $1,250,000 with related parties at both periods.

On July 11, 2025, the Company entered into a Note Purchase Agreement (the “NPA”) with White Lion Capital, LLC ("White Lion"), as subsequently amended, pursuant to which the Company issued convertible promissory notes (collectively, the “White Lion Notes”). The White Lion Notes bear interest at a rate of 5.0% per annum and were issued at a 6% original issue discount, with each $600,000 principal amount issued in exchange for cash proceeds of $564,000. White Lion may convert amounts outstanding under the applicable White Lion Note into shares of the Company’s Class A Common Stock at a conversion price generally equal to the greater of (i) $0.25 or (ii) the lower of (A) the Fixed Conversion Price (as defined below) or (B) 90% multiplied by the lowest closing price of the Class A Common Stock during the ten trading days prior to the subject conversion date (representing a discount rate of 10%). The “Fixed Conversion Price” is the lower of (i) $0.75 per share and (ii) the closing price of the Class A Common Stock on the 60th day following the date the SEC declared the applicable resale registration statement effective. The conversion price is subject to equitable adjustment for stock splits, stock dividends, rights offerings, combinations, recapitalizations, reclassifications, extraordinary distributions and similar events.

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

On January 12, 2026, the Company issued an additional White Lion Note with a principal amount of $600,000 for cash proceeds of $564,000. The note matures on July 11, 2027 and has a conversion price equal to the greater of: (i) $0.25 or (ii) the lower of (A) the Fixed Conversion Price (as defined below) or (B) 90% multiplied by the lowest closing price of the Class A Common Stock during the ten trading days prior to the subject conversion date (representing a discount rate of 10%). Its “Fixed Conversion Price” is determined on the same basis as the July 11, 2025 note.

On February 4, 2026, the Company issued an additional White Lion Note with a principal amount of $600,000 for cash proceeds of $564,000 as the second closing under the NPA. The note matures on January 1, 2027 and has a conversion price equal to the greater of: (i) $0.20 or (ii) the lower of (A) the Fixed Conversion Price (as defined below) or (B) 90% multiplied by the lowest closing price of the Common Stock during the ten (10) Trading Days prior to the subject Conversion Date (representing a discount rate of 10%), provided however, in the event that such Conversion Price would be less than $0.20 per share (the “Floor Price”), in any instance, then the applicable Conversion Price for such conversion shall be equal to the Floor Price. Its Fixed Conversion Price is the lower of (i) $0.75 per share and (ii) the closing price of the Common Stock on the 60th day following the date the SEC declared the applicable resale registration statement effective.

On March 6, 2026, the Company issued an additional White Lion Note with a principal amount of $600,000 for cash proceeds of $564,000. The note matures on April 1, 2027 and has a conversion price equal to the greater of: (i) $0.10 or (ii) the lower of (A) the Fixed Conversion Price (as defined below) or (B) 90% multiplied by the lowest closing price of the Common Stock during the ten (10) Trading Days prior to the subject Conversion Date (representing a discount rate of 10%), provided however, in the event that such Conversion Price would be less than $0.10 per share (the “Floor Price”). For this note, the Fixed Conversion Price is the lower of (i) the closing price of the Common Stock on the six (6) month anniversary of the issuance date and (ii) the closing price of the Common Stock on the 60th day following the date the SEC declared the applicable resale registration statement effective.

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

As of June 30, 2026 and December 31, 2025, the balance on the White Lion Notes was $3,000,000 and $600,000, respectively with an unamortized discount balance of $763,392 and $153,513, respectively which will be amortized to interest expense through the maturity date.  The Company amortized $282,295 and $519,301 of discount during the three and six months ended June 30, 2026 related to the White Lion notes.

During the six months ended June 30, 2026, the Company issued an aggregate of 3,330,826 shares of Class A Common Stock for the conversion of $1,065,000 in convertible notes principal and $47,263 of accrued interest pursuant to the terms of the convertible notes described above.

Accrued interest on the convertible promissory notes was $0 and $9,153 as of June 30, 2026 and December 31, 2025, respectively.

Merchant Cash Advances

On November 18, 2025, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $736,250 and will repay an aggregate of $1,038,500 to the lender on a weekly basis through July 2026. This balance was repaid during the three months ended June 30, 2026 and as of June 30, 2026 and December 31, 2025 the remaining balance owed on this advance was $0 and $865,417, respectively.

On December 19, 2025, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $900,000 and will repay an aggregate of $1,206,000 to the lender on a weekly basis through December 2026. As of June 30, 2026 and December 31, 2025 the remaining balance owed on this advance was $554,760 and $1,157,760, respectively.

On May 5, 2026, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $712,500 and will repay an aggregate of $1,027,500 to the lender on a weekly basis through January 2027. As of June 30, 2026 the remaining balance owed on this advance was $799,166.

On June 8, 2026, the Company entered into a master receivables purchase agreement with a third party. The Company received cash proceeds of $760,000 and will repay an aggregate of $1,080,000 to the lender on a weekly basis through February 2027. As of June 30, 2026 the remaining balance owed on this advance was $990,000.

As of June 30, 2026 and December 31, 2025, there was $566,312 and $505,841 of unamortized discount related to the merchant cash advances, and the Company recognized amortization of debt discount related to merchant cash advances of $325,267 and $164,825 for the three months ended June 30, 2026 and 2025, respectively, and $574,529 and $373,069 for the six months ended June 30, 2026 and 2025, respectively.

Future Maturities of Long-term debt

The following summarizes the Company’s maturities of all debt instruments described above:

Twelve months ended:
June 30, 2027	$3,537,036
June 30, 2028	3,050,000
June 30, 2029	300,000
June 30, 2030	3,446,454
Total	$10,333,490

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

The Company recognized total stock-based compensation expense related to RSUs of $211,601 and $424,492 and $206,766 and $546,077 during the three and six months ended June 30, 2026 and 2025, respectively and expects to recognize an additional $415,294 through December 31, 2028 assuming all awards vest. During the three and six months ended June 30, 2026, 0 and 26,667 shares were issued to an employee related to vesting of RSU awards.

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

Class A Common Stock Options

During the six months ended June 30, 2026, the Compensation Committee of the Board of Directors approved common stock options to purchase 1,141,804 shares of Class A common stock to various employees including 247,951 each to the Company’s CEO, CFO and general counsel and 122,951 to a non-employee director. The options have a term of 10 years and an exercise price of $0.61 per share. The director awards vest on November 15, 2026, and all other awards vest in three equal installments through November 2028.

The following table reflects the weighted average assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2026:

2026
Volatility	83.91%
Expected life (years)	6.0
Risk-free interest rate	3.97%
Dividend rate	-%

The options had an estimated grant date fair value of $1,472,770. The Company recognized total stock-based compensation expense related to stock options of $213,562 and $272,611 and $30,886 and $61,771 during the three and six months ended June 30, 2026 and 2025, respectively and expects to recognize an additional $1,347,158 through the vesting period assuming all awards vest.

The following table summarizes the stock option activity for the six months ended June 30, 2026:

	Options	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2025	235,000	$2.02
Granted	1,141,804	$0.61
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding and expected to vest, June 30, 2026	1,376,804	$0.85

The following table discloses information regarding outstanding and exercisable options at June 30, 2026:

	Outstanding			Exercisable
Exercise Price Range	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$2.02	235,000	$2.02	7.70	156,667	$2.02
$0.61	1,141,804	$0.61	9.72	-	0.61
	1,376,804	$0.85	9.38	156,667	$2.02

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of June 30, 2026, the intrinsic value for the options vested and outstanding was $0.

Class A Common Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2026 and   December 31, 2025:

	Warrants	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2025	10,330,000	$10.25
Granted	-	$-
Exercised		$-
Cancelled	-	$-
Expired	-	$-
Outstanding and expected to vest, June 30, 2026	10,330,000	$10.25

The following table discloses information regarding outstanding and exercisable warrants at June 30, 2026:

	Outstanding			Exercisable
Exercise Price Range	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.75	1,200,000	$0.75	0.30	1,200,000	$0.75
$11.50	9,130,000	$11.50	2.38	9,130,000	$11.50
	10,330,000	10.25	2.13	10,330,000	10.25

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end.

As of June 30, 2026, the intrinsic value for the warrants vested and outstanding was $0.

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

Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are as follows:

Commodity Derivatives

The Company’s commodity price derivatives primarily represent crude oil collar contracts (some with long calls), fixed price swap contracts and differential swap contracts. The asset and liability measurements for the Company’s commodity price derivative contracts are determined using Level 2 inputs. The asset and liability values attributable to the Company’s commodity price derivatives were determined based on inputs that include, but not limited to, the contractual price of the underlying position, current market prices, crude oil forward curves, discount rates, and volatility factors. The Company had a net derivative liability of $1,051,190 as of June 30, 2026 and a net derivative asset of $63,334 as of December 31, 2025.

Convertible Note embedded conversion option

During the six months ended June 30, 2026, certain of the Company’s convertible note agreements contained conversion terms that may require the debt to be settled with a variable number of shares based on discounted pricing to market of the Company’s Class A Common Stock. Under ASC 815, the instrument is accounted for at fair value, which are determined using level 3 inputs.

The Company estimated the fair value of the derivative liability as of June 30 2026, and at each respective issuance date using a Monte-Carlo simulation model, and the following key assumptions:

	June 30, 2026			Issuance Dates

Term, in years	0.50	-	1.58	0.91	-	1.50
Expected volatility		132.9%		105.6	-	123.9%
Risk-free interest rate	3.90	-	3.99%	3.45	-	3.65%
Expected dividend yield		0.0%			0.0%
Continuous discount rate	21.17	-	21.92%	14.21	-	16.85%
Discount factor	0.72	-	0.98	0.81	-	0.96

Upon conversion, the Company estimated the fair value of the derivative liability as the share price on the date of conversion multiplied by the shares issued upon conversion, less the principal amount converted.

The following table represents the activity related to the embedded conversion options during the six months ended June 30, 2026:

Derivative liability as of December 31, 2025	$407,366
Value of derivative upon issuance of White Lion Notes	1,129,180
Value of derivative settled upon conversion of notes	(257,415)
Change in fair value of derivative liability	89,816
Derivative liability as of June 30, 2026	$1,368,947

As of June, 2026, a total of $437,838 of the derivative liability is classified as current based on the maturity date of the related White Lion Note

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

The Company estimated the fair value of the Put Option Right to be $1,803,000 and $2,309,000 as of June 30, 2026 and December 31, 2025, respectively. The Company recognized gains from the change in fair value of the derivative liability of $435,000 and $506,000, for the three and six months ended June 30, 2026, respectively and $449,000 and $562,000 for the three and six months ended June 30, 2025, respectively. The Company estimated the fair value of the derivative liability as of June 30, 2026 using a Monte-Carlo simulation model, and the following key assumptions: 1) Estimated CEO tenure of approximately 7.8 years from his appointment in December 2023; 2) equity volatility of 96.9%; 3) risk free-rate of 4.17%; and 4) an estimated discount rate of 18.88%. The Company will accrete the value of the mezzanine equity to redemption value over the estimated period until exercise when the estimated redemption value exceeds the estimated fair value of the derivative liability. The estimated fair value of the Put Option Right is considered a level 3 fair value measurement.

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

NOTE 8 — RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2021, the Company and Dante Caravagio entered into a side agreement in connection with his purchase of 400,000 shares of Class A Common Stock at $2.00 per share (the “Side Agreement”). The Side Agreement granted the holder a one year right to require the Company to repurchase his shares of Class A Common Stock at a price of $15.00 per share (the “Put Option Right”) in cash. The Put Option Right becomes exercisable upon the shares being considered freely tradeable and the holder not being an insider of the Company as defined by the SEC. To date these events have not occurred. In accordance with U.S. GAAP, the shares of Class A Common Stock are classified as mezzanine equity at their initial purchase price, and the Put Option Right is bifurcated from the host instrument and accounted for as a derivative liability in accordance with ASC 815 at fair value. See Note 7.

On December 9, 2025, the Company received proceeds of $200,000 from the issuance of two promissory notes which were issued to a director, and the chief financial officer respectively. The notes have a maturity date of December 31, 2028 and carry a 15% interest rate for which is to be paid quarterly beginning March 31, 2026. During the six months ended June 30, 2026, the Company received $100,000 in proceeds from an additional related party under the same terms. See Note 5.

During the six months ended June 30, 2026, officers, directors and other employees agreed to structure an aggregate of $3,446,454 of salary and bonuses into promissory notes. The notes carry interest at 15%, payable quarterly, and mature on July 1, 2029. Additionally, certain officers and a director hold a principal amount of $1,250,000 in Convertible Notes as of June 30, 2026. See Note 5.

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

As of June 30, 2026, the Company has accrued approximately $1.75 million related to various employment disputes which were acquired as part of the fiscal year 2023 acquisition, which is included in “Accrued liabilities and other” in the accompanying consolidated balance sheet.

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

As of June 30, 2026 and December 31, 2025, the Company had recorded an environmental remediation liability of $675,000 relating to an oil spill at one of the Company’s producing sites in fiscal year 2017 which is recorded in other liabilities in the consolidated balance sheets. The producing site was subsequently sold in 2019 and the Predecessor indemnified the purchaser for the remediation costs. Management based the remediation liability on the undiscounted cost received from third-party quotes to remediate the spill. As of June 30, 2026, the Company does not believe that remediation will be required within the next five years.

NOTE 10 — SUBSEQUENT EVENTS

On October 9, 2026, the Company entered into an unsecured promissory note with a previous investor of the Company for total principal of $1,500,000 (the “2026 Private Notes Payable”). The Private Notes Payable bear interest of 28% or the highest rate allowed under law, and have a stated maturity date of the two-year anniversary of the funding (or “closing”) of the Private Notes Payable.  The Company has the right to pre-payment without penalty after 12 months from closing.  The investors also received 165,000 common stock warrants. Each warrant entitles the holder to purchase three quarters of one share of common stock at a price of $11.50. Each warrant will become exercisable at the date of the Private Notes Payable and is exercisable through the five-year anniversary of the Private Notes Payable agreement date. The warrants also grant the holder a one-time redemption right to require the Company pay the holder in cash equal to $1 per warrant 24 months following the closing of the Private Notes Payable.

On October 1, 2026, the Company received Letter 2205-L from the Internal Revenue Service notifying the Company that its U.S. federal income tax return on Form 1120 for the tax year ended December 31, 2023 has been selected for examination. The examination is in its preliminary stages and the Internal Revenue Service has not proposed any adjustments. The Company intends to cooperate fully with the examination. The Company is unable at this time to predict the outcome of the examination or to estimate the amount or range of any potential adjustment, and accordingly no amounts have been accrued in the condensed consolidated financial statements as of June 30, 2026.

NOTE 11 — RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously reported in the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on September 28, 2026, the Company previously restated its financials because of (i) a series of comment letters (“Comment Letters”) from the staff (the “Staff”) of the Division of Corporation Finance of the SEC regarding the income allocation to noncontrolling interests, (ii) a side agreement with the Company’s Chief Executive Officer related to certain founders’ shares which contains a put option recognized as redeemable common stock, (iii) conversion options within the 2025 Convertible Notes and the White Lion Notes should be bifurcated as derivative liabilities and accounted for at fair value, (iv) incorrect recognition of royalties payable at the proper ownership interest and historical differentials, (v) recognition of certain natural gas sales in the wrong period, (vi) recognition of certain lease operating expenses and capital expenditures in the wrong period, (vii) improper recognition and classification of cash received for settlement of commodity derivatives, and (viii) the related estimated tax impacts of the previously mentioned errors in its consolidated financial statements. See Note 14 of our previously filed 10-K/A for full discussion of the errors.

The impact of the errors on the previously issued unaudited condensed consolidated financial statements is as follows:

Condensed Consolidated Statements of Operations	Three Months Ended June 30, 2025
	As Reported	Adjustments	As Restated
Revenues
Crude oil	$3,520,740	$74,402	$3,595,142
Natural gas and natural gas liquids	67,840	(25,500)	42,340
Total revenues	4,583,148	48,902	4,632,050

Expenses
Production taxes, transportation and processing	302,850	12,491	315,341
Lease operating	1,993,454	365,588	2,359,042
Accretion of asset retirement obligations	95,322	(86,809)	8,513
General and administrative	1,941,044	(132,699)	1,808,345
Total expenses	4,790,860	158,571	4,949,431
Operating income (loss)	(207,712)	(109,669)	(317,381)
Gain on extinguishment of liabilities	207,307	(1,121,825)	(914,518)
Change in fair value of derivative liabilities	-	(755,558)	(755,558)
Change in fair value of derivative liabilities - related party	-	449,000	449,000
Interest expense	(1,678,538)	28,882	(1,649,656)
Other income	281,715	(281,715)	-
Total other income (expense)	(1,491,511)	(1,681,216)	(3,172,727)
Income (loss) before income taxes	(1,699,223)	(1,790,885)	(3,490,108)
Income tax (provision) benefit	398,744	135,515	534,259
Net income (loss)	(1,300,479)	(1,655,370)	(2,955,849)
Net income (loss) attributable to NCI	-	-	-
Net income (loss) attributable to Eon Resources, Inc.	$(1,300,479)	$(1,655,370)	$(2,955,849)

Weighted average share outstanding, common stock - basic and diluted	22,575,043	-	22,575,043
Net income (loss) per share of common stock – basic and diluted	$(0.06)	$(0.07)	$(0.13)

Condensed Consolidated Statements of Operations	Six Months Ended June 30, 2025
	As Reported	Adjustments	As Restated
Revenues
Crude oil	7,913,345	74,402	7,987,747
Natural gas and natural gas liquids	$207,372	$(85,000)	$122,372
Total revenues	9,147,746	(10,598)	9,137,148

Expenses
Production taxes, transportation and processing	700,066	12,491	712,557
Lease operating	3,914,775	635,034	4,549,809
Accretion of asset retirement obligations	251,538	(236,033)	15,505
General and administrative	4,025,589	(408,354)	3,617,235
Total expenses	9,447,233	3,138	9,450,371
Operating income (loss)	(299,487)	(13,736)	(313,223)
Gain on extinguishment of liabilities	299,601	(1,605,938)	(1,306,337)
Change in fair value of derivative liabilities	-	(885,279)	(885,279)
Change in fair value of derivative liabilities - related party	-	562,000	562,000
Interest expense	(3,422,784)	28,882	(3,393,902)
Other income	295,342	(295,141)	201
Total other income (expense)	(3,742,797)	(2,195,476)	(5,938,273)
Income (loss) before income taxes	(4,042,284)	(2,209,212)	(6,251,496)
Income tax (provision) benefit	1,169,129	69,999	1,239,128
Net income (loss)	(2,873,155)	(2,139,213)	(5,012,368)
Net income (loss) attributable to NCI	-	28,535	28,535
Net income (loss) attributable to Eon Resources, Inc.	$(2,873,155)	$(2,110,678)	$(4,983,833)

Weighted average share outstanding, common stock - basic and diluted	18,809,177	-	18,809,177
Net income (loss) per share of common stock – basic and diluted	$(0.15)	$(0.11)	$(0.26)

Condensed Consolidated Balance Sheet	As of June 30, 2025
	As Reported	Adjustment	As Restated

Accounts receivable - Crude Oil and natural gas sales	$1,433,262	$74,402	$1,507,664
Prepaid expenses and other current assets	488,183	861,056	1,349,239
Total current assets	5,875,645	935,458	6,811,103
Crude oil and natural gas properties, successful efforts method:
Proved Properties	103,382,842	(1,043,485)	102,339,357
Total oil and natural gas properties, net	100,068,351	(1,043,485)	99,024,866
Other noncurrent asset	-	213,750	213,750
Total Assets	$105,963,996	$105,723	$106,069,719

Accounts payable	$6,279,528	$(357,729)	$5,921,799
Accrued liabilities and other	9,118,446	442,584	9,561,030
Royalties payable	4,434,575	536,896	4,971,471
Total current liabilities	27,607,625	621,751	28,229,376
Asset retirement obligations	1,430,899	(236,033)	1,194,866
Deferred tax liability	1,523,603	(69,999)	1,453,604
Derivative liabilities	-	728,582	728,582
Derivative liabilities, related parties	-	2,088,000	2,088,000
Total for non-current liabilities	40,139,959	2,510,550	42,650,509
Total liabilities	67,747,584	3,132,301	70,879,885

Redeemable common stock	-	800,000	800,000

Class A Common Stock	3,435	(40)	3,395
Additional paid in capital	48,064,746	962,675	49,027,421
Accumulated deficit	(31,072,183)	(581,448)	(31,653,631)
Total stockholders’ deficit attributable to EON Resources, Inc.	16,995,998	381,187	17,377,185
Noncontrolling Interest	21,220,414	(4,207,765)	17,012,649
Total Stockholders’ Equity	38,216,412	(3,826,578)	34,389,834
Total Liabilities, Mezzanine Equity and Stockholders Equity	$105,963,996	$105,723	$106,069,719

							Total
							Stockholders'
	Class A		Class B		Additional		(Deficit) Equity		Total
	Common Stock		Common Stock		Paid In	Accumulated	Attributable to	Noncontrolling	Stockholders'
As previously reported	Shares	Amount	Shares	Amount	Capital	deficit	EON Resources Inc.	Interest	(Deficit) Equity
Balance -December 31, 2024	10,323,205	$1,032	500,000	$50	$31,312,003	$(28,199,028)	$3,114,057	$24,605,414	$27,719,471
Share-based compensation	325,457	33	-	-	368,060	-	368,093	-	368,093
Shares issued under equity line of credit	4,770,000	477	-	-	4,341,055	-	4,341,532	-	4,341,532
Shares issued for conversion of note payables	1,954,514	195	-	-	1,786,046	-	1,786,241	-	1,786,241
Shares issued to settle accounts payable	45,050	5	-	-	45,045	-	45,050	-	45,050
Class B exchanged for Class A	500,000	50	(500,000)	(50)	3,385,000	-	3,385,000	(3,385,000)	-
Net loss	-	-	-	-	-	(1,752,231)	(1,752,231)	-	(1,752,231)
Balance - March 31, 2025	17,918,226	1,792	-	-	41,237,209	(29,951,259)	11,287,742	21,220,414	32,508,156

Share based compensation	328,800	33	-	-	237,652	-	237,685	-	237,685
Shares issued under equity line of credit	6,000,000	600	-	-	2,682,200	-	2,682,800	-	2,682,800
Shares issued for conversion of notes payable	7,999,466	800	-	-	2,763,387	-	2,764,187	-	2,764,187
Shares issued to settle accounts payable	98,615	10	-	-	49,298	-	49,308	-	49,308
Shares issued for acquisition of oil and gas leases	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Shares issued for acquisition of oil and gas equipment	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Net loss	-	-	-	-		(1,300,479)	(1,300,479)	-	(1,300,479)
Balance - June 30, 2025	34,345,107	$3,435	-	$-	$48,064,746	$(31,251,738)	$16,816,443	$21,220,414	$38,036,857

Restatement impacts
Balance - December 31, 2024 (a)	(400,000)	$(40)	-	$-	$(799,960)	$1,529,230	$729,230	$(4,179,230)	$(3,450,000)
Derivative liability conversion to common stock	-	-	-	-	397,188	-	397,188	-	397,188
Net loss	-	-	-	-	-	(275,753)	(275,753)	(28,535)	(304,288)
Balance - March 31, 2025	(400,000)	(40)	-	-	(402,772)	1,253,477	850,665	(4,207,765)	(3,357,100)
Derivative liability conversion to common stock	-	-	-	-	1,365,447	-	1,365,447	-	1,365,447
Net loss	-	-	-	-		(1,655,370)	(1,655,370)	-	(1,655,370)
Balance - June 30, 2025	(400,000)	$(40)	-	$-	$962,675	$(401,893)	$560,742	$(4,207,765)	$(3,647,023)

As restated
Balance -December 31, 2024	9,923,205	$992	500,000	$50	$30,512,043	$(26,669,798)	$3,843,287	$20,426,184	$24,269,471
Share-based compensation	325,457	33	-	-	368,060	-	368,093	-	368,093
Shares issued under equity line of credit	4,770,000	477	-	-	4,341,055	-	4,341,532	-	4,341,532
Shares issued for conversion of note payables	1,954,514	195	-	-	1,786,046	-	1,786,241	-	1,786,241
Shares issued to settle accounts payable	45,050	5	-	-	45,045	-	45,050	-	45,050
Derivative liability conversion to common stock	-	-	-	-	397,188	-	397,188	-	397,188
Class B exchanged for Class A	500,000	50	(500,000)	(50)	3,385,000	-	3,385,000	(3,385,000)	-
Net loss	-	-	-	-	-	(2,027,984)	(2,027,984)	(28,535)	(2,056,519)
Balance - March 31, 2025	17,518,226	1,752	-	-	40,834,437	(28,697,782)	12,138,407	17,012,649	29,151,056
Share based compensation	328,800	33	-	-	237,652	-	237,685	-	237,685
Shares issued under equity line of credit	6,000,000	600	-	-	2,682,200	-	2,682,800	-	2,682,800
Shares issued for conversion of notes payable	7,999,466	800	-	-	2,763,387	-	2,764,187	-	2,764,187
Shares issued to settle accounts payable	98,615	10	-	-	49,298	-	49,308	-	49,308
Shares issued for acquisition of oil and gas leases	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Shares issued for acquisition of oil and gas equipment	1,000,000	100	-	-	547,500	-	547,600	-	547,600
Derivative liability conversion to common stock	-	-	-	-	1,365,447	-	1,365,447	-	1,365,447
Net loss	-	-	-	-		(2,955,849)	(2,955,849)	-	(2,955,849)
Balance - June 30, 2025	33,945,107	$3,395	-	$-	$49,027,421	$(31,653,631)	$17,377,185	$17,012,649	$34,389,834

(a) These adjustments represent the restatements previously disclosed in the Company's 2024 Form 10-K/A as previously filed with the SEC on April 27, 2026.

Condensed Consolidated Statement of Cash Flows	Six Months Ended June 30, 2025
Operating activities:	As Reported	Adjustment	As Restated
Net income	$(2,873,155)	$(2,139,213)	$(5,012,368)
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of asset retirement obligations	251,538	(236,033)	15,505
Deferred income tax benefit	(1,169,130)	(69,998)	(1,239,128)
Gain on extinguishment of liabilities	(299,601)	1,605,938	1,306,337
Change in fair value of derivative liability	-	885,279	885,279
Change in fair value of derivative liability, related party	-	(562,000)	(562,000)
Changes in operating assets and liabilities:
Accounts receivable	130,087	(74,402)	55,685
Prepaid expenses and other assets	(189,297)	(313,457)	(502,754)
Purchase of plugging & abandonment insurance bonds	-	(213,750)	(213,750)
Accounts payable	(1,681,028)	(361,844)	(2,042,872)
Accrued liabilities and other	1,367,083	442,584	1,809,667
Royalties payable	1,243,404	536,896	1,780,300
Net cash used in operating activities	(1,796,949)	(500,000)	(2,296,949)
Investing activities:
Development of crude oil and gas properties	(2,638,532)	500,000	(2,138,532)
Net cash used in investing activities	(2,638,532)	500,000	(2,138,532)

Non Cash Investing/Financing
Accrued purchases of property and equipment	766,104	(4,115)	761,989

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Our average daily production for the six months ended June 30, 2026 was 717 barrels of oil equivalent (“BOE”) per day. Our average daily production for the year ended December 31, 2025, was 734 BOE per day. The decrease in production is due to a lower net revenue interest and focus on bringing injector wells back online.

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

In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage discussed above subjects our operating results to factors specific to these regions. These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, as well as infrastructure limitations, transportation capacity, regulatory matters and other factors that may specifically affect one or more of these regions. The price at which our oil and natural gas production are sold typically reflects either a premium or discount to the New York Mercantile Exchange (“NYMEX”) benchmark price. Thus, our operating results are also affected by changes in the oil price differentials between the applicable benchmark and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the six months ended June 30, 2026 and 2025, was $(1.51) and ($0.54) per barrel, respectively. Our natural gas price differential during the six months ended June 30, 2026 and 2025, was $(1.44) and ($1.52) per one thousand cubic feet (“Mcf”), respectively. Fluctuations in our price differentials and realizations are due to several factors such as gathering and transportation costs, takeaway capacity relative to production levels, regional storage capacity, gain/loss on derivative contracts and seasonal refinery maintenance temporarily depressing demand.

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

Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2026 and 2025.

	3 Months Ended June 30		6 Months Ended June 30
	2026	2025	2026	2025
Average NYMEX Prices (1)
Oil (per Bbl)	$95.75	$64.63	$83.87	$68.23
Natural gas (per Mcf)	$2.95	$3.07	$3.87	$3.67

(1) Based on average NYMEX closing prices.

For the six months ended June 30, 2026, the average NYMEX oil pricing was $83.87 per barrel of oil, or 23% higher than the average NYMEX price per barrel for the six months ended June 30, 2025. Our settled derivatives decreased our realized oil price per barrel by $11.68 for the six months ended June 30, 2026, compared to an increase of $1.85 per barrel for the six months ended June 30, 2025. Our average realized price per BOE after reflecting settled derivatives and location differentials was $64.59 and $65.46 for the six months ended June 30, 2026 and 2025, respectively.

The average NYMEX natural gas pricing for the six months ended June 30, 2026, was $3.87 per Mcf, or 5% higher than the average NYMEX price of $3.67 per Mcf for the six months ended June 30, 2025.

Results of Operations

Three and six months ended June 30, 2026 compared to three and six months ended June 30, 2025

The following table sets forth selected operating data for the periods indicated. Average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
		(As restated) (1)		(As restated) (1)
Revenues
Crude oil	$5,349,239	$3,595,142	$9,733,506	$7,987,747
Natural gas and natural gas liquids	89,867	42,340	170,158	122,372
Gain (loss) on derivative instruments, net	948,001	889,479	(2,631,474)	804,408
Other revenue	98,609	105,089	181,719	222,621
Total revenues	6,485,716	4,632,050	7,453,909	9,137,148

Average sales prices:
Oil (per Bbl)	$95.79	$65.37	82.36	$67.69
Effect on gain (loss) of settled oil derivatives on average price (per Bbl)	(21.68)	6.90	(12.84)	2.00
Oil net of settled oil derivatives (per Bbl)	74.10	72.26	69.52	69.70

Natural gas (per Mcf)	2.62	$1.46	2.43	$2.15

Realized price on a BOE basis excluding settled commodity derivatives	88.36	$60.79	76.27	$63.61
Effect of gain (loss) on settled commodity derivatives on average price (per BOE)	(19.67)	6.34	(11.68)	1.85
Realized price on a BOE basis including settled commodity derivatives	68.69	67.13	64.59	65.46

Expenses
Production taxes, transportation and processing	702,775	315,341	1,116,779	712,557
Lease operating	2,511,297	2,359,042	5,039,610	4,549,809
Depletion, depreciation and amortization	2,136,209	458,190	3,927,185	555,265
Accretion of asset retirement obligations	32,864	8,513	64,539	15,505
General and administrative	2,375,349	1,808,345	4,781,920	3,617,235
Total expenses	7,758,494	4,949,431	14,930,033	9,450,371

Costs and expenses (per BOE):
Production taxes, transportation, and processing	11.42	$5.27	8.60	$5.59
Lease operating expenses	40.79	39.43	38.81	35.68
Depreciation, depletion, and amortization expense	34.70	7.66	30.24	4.36
Accretion of asset retirement obligations	0.53	0.14	0.50	0.12
General and administrative	38.59	30.22	36.82	28.37

Net producing wells at period-end	438	472	438	472

(1) As restated represents restatements previously disclosed in the Company's Form 10-K/A for the year ended December 31, 2025. See Note 11.

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes. For the three and six months ended June 30, 2026, our oil and natural gas sales increased 50% and 22%, respectively, from the three and six months ended June 30, 2025, excluding the effect of settled commodity derivatives, primarily driven by higher oil prices. Production volumes increased approximately 3% for the three months ended June 30, 2026 as compared to the same quarter in 2025 and approximately 2% for the six months ended June 30, 2026 as compared to the same period in 2025.

Production for the comparable periods is set forth in the following table:

	3 Months Ended June 30		6 Months Ended June 30
	2026	2025	2026	2025
Production
Oil (MBbl)	56	55	118	118
Natural gas (MMcf)	34	29	70	57
Total (MBOE)(1)	62	60	130	128

Average daily production:
Oil (Bbl)	614	604	653	656
Natural gas (Mcf)	377	319	387	318
Total (BOE)(1)	676	659	717	709

(1)

Natural gas is converted to BOE at the rate of one-barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Contracts

We enter into commodity derivatives instruments to manage the price risk attributable to future oil production. We recorded a gain on derivative contracts of $948,001 and a loss of $2,631,474 for the three and six months ended June 30, 2026, compared to gains of $889,479 and $804,408 for the three and six months ended June 30, 2025. Fluctuating oil prices in the three and six months ended June 30, 2026, resulted in realized losses of $1,210,926 and $1,516,950, respectively, compared to realized gains of $379,350 and $236,491 for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2026, unrealized derivative gains were $2,158,927 and unrealized derivative losses were $1,114,524, respectively, compared to unrealized derivative gains of $510,129 and $567,917 for the three and six months ended June 30, 2025, respectively.

For the three and six months ended June 30, 2026, our average realized price per BOE of oil equivalent after reflecting settled derivatives was $68.69 and $64.59 compared to $67.13 and $65.46 for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2026, our settled derivatives decreased our realized oil price per BOE by $19.67 and $11.68 compared to increasing the price per BOE by $6.34 and $1.85 for the three and six months ended June 30, 2025. As of June 30, 2026, we ended the period with a $1,051,190 net derivative liability compared to a net asset of $63,334 as of December 31, 2025.

Other Revenue

Other revenue was $98,609 and $181,719 for the three and six months ended June 30, 2026, compared to $105,089 and $222,621 for the three and six months ended June 30, 2025, respectively. Other revenue is related to providing water services to a third party.

Lease Operating Expenses

Lease operating expenses were $2,511,297 and $5,039,610 for the three and six months ended June 30, 2026, compared to $2,359,042 and $4,549,809 for the three and six months ended June 30, 2025. On a per unit basis, production expenses increased 3% and 9%, respectively, from $39.43 and $35.68 per BOE for the three and six months ended June 30, 2025, to $40.79 and $38.81 per BOE for the three and six months ended June 30, 2026. The increase in lease operating expenses in the current period was primarily a result of the additional cost related to the South Justis Field.

Production Taxes, Transportation and Processing

We pay production taxes, transportation and processing costs based on realized oil and natural gas sales. Production taxes, transportation and processing costs were $702,775 and $1,116,779 for the three and six months ended June 30, 2026, compared to $315,341 and $712,557 for the three and six months ended June 30, 2025. As a percentage of oil and natural gas sales, these costs were 13% and 11%, and 9% and 9% in the three and six months ended June 30, 2026 and 2025, respectively. Production taxes, transportation, and processing as a percent of total oil and natural gas sales are consistent with historical trends.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $2,136,209 and $3,927,185 for the three and six months ended June 30, 2026 compared to $458,190 and $555,265 for the three and six months ended June 30, 2025. DD&A was $34.70 and $30.24 per BOE for the three and six months ended June 30, 2026, compared to $7.66 and $4.36 per BOE for the three and six months ended June 30, 2025. The increase in the DD&A rate per BOE was driven by the increase in the oil and gas properties balance due to the development of the Seven Rivers waterflood interval and the decrease in the reserves balance due to the net conveyance of the additional 5% overriding royalty interest to Virtus, along with a change in reserve classification from proved to probable.

Accretion of Asset Retirement Obligations

Accretion expense was $32,864 and $64,539 for the three and six months ended June 30, 2026, compared to $8,513 and $15,505 for the three and six months ended June 30, 2025. Accretion expense was $0.53 and $0.50 per BOE for the three and six months ended June 30, 2026, compared to $0.14 and $0.12 per BOE for the three and six months ended June 30, 2025. The aggregate increase in accretion expense for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was driven by changes in certain assumptions.

General and Administrative

General and administrative expenses were $2,375,349 and $4,781,920 for the three and six months ended June 30, 2026, compared to $1,808,345 and $3,617,235 for the three and six months ended June 30, 2025. The increase in general and administrative expenses is primarily due to increased professional fees during the current period. Stock-based compensation increased to $683,411 for the six months ended June 30, 2026 compared to $605,778 for the six months ended June 30, 2025.

Interest Expense and amortization of financing costs

Interest expense was $175,618 and $435,999 for the three and six months ended June 30, 2026, compared to $1,649,656 and $3,393,902 for the three and six months ended June 30, 2025. The decrease in interest expense is driven by the decreases in the Private Notes Payable and the Senior Secured Term Loan, along with the eventual settlement of the Senior Term Loan.

During the three and six months ended June 30, 2026, the Company recorded $607,562 and $1,093,830 related to the amortization of financing costs compared to $332,447 and $669,817 for the three and six months ended June 30, 2025. These costs are attributable to debt discount associated with the Company’s recent convertible notes payable.

Change in fair value of derivative liabilities and convertible note liabilities

The Company recognized a gain of $348,821 and a loss of $89,816 from the change in fair value of derivative liabilities during the three and six months ended June 30, 2026, respectively. The Company recognized a loss from the change in fair value of derivative liabilities of $755,558 and $885,279 during the three and six months ended June 30, 2025, respectively. The gain and losses related to changes in the fair value of the conversion features on convertible notes payable entered into in 2025 and 2026, primarily driven by fluctuations in the Company’s stock price. The Company also recognized gains from the change in fair value of the Put Option Right of $435,000 and $506,000 during the three and six months ended June 30, 2026, respectively, compared to gains of $449,000 and $562,000 during the three and six months ended June 30, 2025, respectively.

The change in fair value of warrant liabilities consisted of a gain of $10,030 for the three months ended June 30, 2025 and a loss of $152,490 for the six months ended June 30, 2025, related to fluctuations in the trading price of our warrants, a portion of which were accounted for as liabilities due to the redemption provisions in those issued to Private Note holders. All such warrants were settled during the year ended December 31, 2025.

The change in fair value of convertible note liabilities consisted of a loss of $1,931 and $131,677 for the three and six months ended June 30, 2025 related to a prior convertible note accounted for at fair value.

Loss on extinguishment of liabilities

The Company recognized a loss on extinguishment of liabilities of $914,518 and $1,306,337 during the three and six months ended June 30, 2025 related to the exchange of certain notes payable and warrant liabilities for convertible note agreements. The loss represents the excess of the fair value of the Convertible Notes issued, including the conversion features bifurcated and recognized as derivative liabilities, over the carrying amount of the promissory notes and warrant liabilities extinguished. No loss on extinguishment was recognized in the three and six months ended June 30, 2026. The 2025 amounts are presented as restated; as previously reported, the Company recognized gains on extinguishment of $207,307 and $299,601 for those periods. See Note 11.

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

As of June 30, 2026, we had outstanding debt of $3,746,454 in private notes payable with related parties, $4,250,000 of convertible notes payable and $2,337,036 of merchant cash advances. A total of $3,537,036 of this is due within one year. As of June 30, 2026, we had $691,672 of cash and cash equivalents on hand and a working capital deficit of $22,631,223.

We had net cash provided by operating activities of $211,023 for the six months ended June 30, 2026, compared to negative cash flow from operations of $7,645,418 for the year ended December 31, 2025. Additionally, management’s plans to alleviate this substantial doubt include improving profitability through streamlining costs, maintaining active hedge positions for its proven reserve production, and the issuance of additional shares of Class A Common Stock.

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

Cash Flows

Sources and uses of cash for the six months ended June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
		(As restated) (1)
Net cash provided by (used in) operating activities	$211,023	$(2,296,949)
Net cash (used in) investing activities	(2,493,246)	(2,138,532)
Net cash provided by financing activities	2,598,859	4,524,894
Net change in cash and cash equivalents	$316,636	$89,413
(1) As restated represents restatements previously disclosed in the Company's Form 10-K/A for the year ended December 31, 2025. See Note 11.

Operating Activities

Net cash provided by operating activities was $211,023 for the six months ended June 30, 2026, compared to net cash used in operating activities of $2,296,949 for the six months ended June 30, 2025.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was exclusively related to $2,493,246 and $2,138,532, respectively, in development costs for our reserves.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026 was primarily related to the issuance of new convertible notes payable resulting in proceeds of $2,820,000, $100,000 in proceeds from related party notes payable and $1,472,500 in proceeds from merchant cash advances, partially offset by repayments of merchant cash advances of $1,793,641. Net cash provided by financing activities during the six months ended June 30, 2025 were primarily related to the sale of common stock under the Common Stock Purchase Agreement of $7,024,332 and proceeds of $1,098,048 from short term notes payable offset by repayments of the Senior Secured Term Loan of $2,309,681 and Private Notes Payable of $1,287,805.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.

Contractual obligations

We have contractual commitments under our Convertible Notes Payable and Private Notes Payable which include interest obligations. We also have contractual commitments under our Merchant Cash Advances which require periodic repayments. See Note 5 to our interim condensed consolidated unaudited financial statements. We have contractual commitments that may require us to make payments upon future settlement of our commodity derivative contracts. See Note 4 to our interim condensed consolidated unaudited financial statements.

Our other liabilities represent current and noncurrent other liabilities that are primarily comprised of environmental contingencies, asset retirement obligations and other obligations for which neither the ultimate settlement amounts nor their timings can be precisely determined in advance.

Critical Accounting Estimates

For information on critical accounting policies, see “Critical Accounting Estimates” in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on September 28, 2026, as amended by Amendment No. 1 on Form 10-K/A filed on October 13, 2026.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Principal Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective related to lack of sufficient accounting personnel to manage the Company’s financial accounting process including lack of proper preparation and review of account reconciliations, lack of segregation of duties, proper accounting for complex financial instruments and lack of design and implementation of controls related to oil and gas activities which constituted material weaknesses in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on September 28, 2026, as amended by Amendment No. 1 on Form 10-K/A filed on October 13, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

EON Resources, Inc.

Date: October 22, 2026	By:	/s/ Dante Caravaggio
	Name:	Dante Caravaggio
	Title:	Chief Executive Officer

Date: October 22, 2026	By:	/s/ Mitchell B. Trotter
	Name:	Mitchell B. Trotter
	Title:	Chief Financial Officer